Form 10-Q
period 1996-03-31
CHELSEA GCA REALTY INC
filed 1996-05-15
CIK 911215

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from to .

                          Commission File No. 1-12328

                            CHELSEA GCA REALTY, INC.
             (Exact name of registrant as specified in its charter)

                   Maryland                        22-3251332
        (State or other jurisdiction            (I.R.S. Employer
        of incorporation or organization)       Identification No.)

               103 Eisenhower Parkway, Roseland, New Jersey 07068
              (Address of principal executive offices - zip code)

                                 (201) 228-6111
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days      Yes  [X ]      No .

The number of shares outstanding of the registrant's common stock, $0.01 par value was 11,531,953 at May 8, 1996.

                            Chelsea GCA Realty, Inc.

                                      Index


                          Part I. Financial Information


Item 1.  Financial Statements (Unaudited)                             Page

Condensed Consolidated Balance Sheets
       as of March 31, 1996 and December 31, 1995.......................2

Condensed Consolidated Statements of Income
      for the three months ended March 31, 1996 and 1995................3

Condensed Consolidated Statements of Cash Flows
      for the three months ended March 31, 1996 and 1995............... 4

Notes to Condensed Consolidated Financial Statements .................. 5

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations....................................... 8


                           Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K ............................. 12

Signatures     .......................................................  13

                          Item 1. Financial Statements
                            Chelsea GCA Realty, Inc.
                      Condensed Consolidated Balance Sheets
                      (In thousands, except per share data)


                                                                           March 31,          December 31,

                                                                              1996                1995
                                                                           -----------        ------------
Assets

Rental properties:
     Land........................................................         $78,940             $75,224
     Depreciable property........................................         363,479             340,759
                                                                          -------------       ------------
Total rental property ...........................................         442,419             415,983
Accumulated depreciation ........................................         (44,444)            (41,373)
                                                                          -------------       ------------
Rental properties, net ..........................................         397,975             374,610
Cash and equivalents ............................................         4,774               3,987
Notes receivable-related parties ................................         8,196               8,129
Deferred costs, net .............................................         11,245              7,731
Other assets ....................................................         12,912              13,596
                                                                          -------------       ------------
Total assets ....................................................         $435,102            $408,053
                                                                          =============       ============


Liabilities and stockholders' equity
Liabilities:
     Unsecured bank line of credit...............................         $25,000                  -
     Secured bank line of credit.................................             -               $96,000
     Notes payable...............................................         99,607                   -
     Construction payables.......................................         18,270              18,617
     Accounts payable and accrued expenses.......................         5,892               5,730
     Obligation under capital lease..............................         9,855               9,845
     Dividend payable............................................         6,616               6,604
     Distribution payable to unitholders.........................         3,218               3,186
     Rent payable................................................         1,606               1,595
                                                                                              ------------
                                                                          -------------
Total liabilities ...............................................         170,064             141,577

Commitments and contingencies

Minority interest ...............................................         90,203              89,718

Stockholders' equity:
     Preferred stock, $0.01 par value,
       authorized 5,000 shares, none issued
     Excess shares, $0.01 par value,
       authorized 15,000 shares, none issued

     Common stock, $0.01 par value, authorized 50,000 shares,
       issued and outstanding 11,507 in 1996 and 11,485 in 1995..         115                 115
     Paid-in-capital.............................................         192,609             192,069
     Distributions in excess of net income.......................         (17,889)            (15,426)
                                                                          -------------       ------------
Total stockholders' equity ......................................         174,835             176,758
                                                                          -------------       ------------
Total liabilities and stockholders' equity ......................         $435,102            $408,053
                                                                          =============       ============


The accompanying notes are an integral part of the financial statements.

                            Chelsea GCA Realty, Inc.
                   Condensed Consolidated Statements of Income
               for the three months ended March 31, 1996 and 1995
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                              1996               1995
                                                                              ------------       ------------

Revenues:
   Base rent.......................................................           $12,677            $10,337
   Percentage rent.................................................           798                334
   Expense reimbursements..........................................           5,145              4,059
   Other income....................................................           435                345
                                                                              ------------       ------------
Total revenues.....................................................           19,055             15,075
                                                                              ------------       ------------

Expenses:
   Interest........................................................           1,578              252
   Operating and maintenance.......................................           5,523              4,208
   Depreciation and amortization...................................           3,639              2,584
   General and administrative......................................           641                637
   Other...........................................................           538                261
                                                                              ------------       ------------
Total expenses.....................................................           11,919             7,942
                                                                              ------------       ------------

Income before minority interest and extraordinary item.............           7,136              7,133

Minority interest..................................................           (2,375)            (2,440)
                                                                              ------------       ------------

Net income before extraordinary item...............................           4,761              4,693

Extraordinary item-loss on early extinguishment of debt,
   net of minority interest in the amount of $295..................           (607)              -
                                                                              ------------       ------------

Net income.........................................................           $4,154             $4,693
                                                                              ============       ============

Per share data:
Income per share before extraordinary item.........................           $0.41              $0.42

Extraordinary item per share.......................................           ($0.05)            -
                                                                              ------------       ------------

Net income per share...............................................           $0.36              $0.42
                                                                              ============       ============

Weighted average common shares
   outstanding.....................................................           11,648             11,125
                                                                              ============       ============

Dividends declared per common share................................           $0.575             $0.52
                                                                              ============       ============


    The accompanying notes are an integral part of the financial statements.

                            Chelsea GCA Realty, Inc.
                 Condensed Consolidated Statements of Cash Flows
               for the three months ended March 31, 1996 and 1995
                                   (Unaudited)
                                 (In thousands)

                                                                               1996                1995
                                                                             -------------      ------------


Cash flows from operating activities
  Net income                                                                  $4,154              $4,693
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization..........................                 3,639               2,584
      Minority interest in net income........................                 2,080               2,440
      Loss on early extinguishment of debt...................                   902                  -
      Amortization of debt discount..........................                    25                  -
      Other operating  activities............................                    24                  -
      Additions to deferred lease costs......................                  (174)               (491)
      Changes in assets and liabilities:
      Straight line rent receivable..........................                  (430)               (351)
      Other assets...........................................                 1,114               1,597
      Accounts Payable and accrued expenses..................                   183              (1,294)
                                                                          ---------            ---------
      Net cash provided by operating activities                              11,517               9,178
                                                                          ---------            ---------
     Cash flows from investing activities
     Additions to rental properties                                        (24,993)             (22,368)
     Additions to deferred development costs                                (1,891)                   -
     Advances to related parties                                               (67)                   -
     Payments from related parties                                              -                   105
                                                                         -------------       ------------
     Net cash used in investing activities                                 (26,951)              (22,263)
                                                                         -------------       ------------

     Cash flows from financing activities
     Proceeds from bank line of credit                                       18,000               24,000
     Proceeds from issuance of notes payable                                 99,582                  -
     Repayments of debt                                                     (89,000)                 -
     Additions to deferred financing costs                                   (3,110)                 (38)
     Dividends and distributions                                             (9,791)              (8,653)
     Net proceeds from sale of common stock                                     540                   -
     Other financing activities                                                  -                   (19)
                                                                         -------------       ------------
     Net cash provided by financing activities                               16,221               15,290
                                                                         -------------       ------------

     Net increase in cash and equivalents                                       787                2,205
     Cash and equivalents, beginning of period                                3,987                9,109
                                                                         -------------       ------------
     Cash and equivalents, end of period                                     $4,774              $11,314
                                                                         =============       ============
Supplemental schedule of Non-Cash Investing and Financing Activities:
During 1996, the Company acquired property valued at $1.6 million through the issuance of units in the Operating Partnership.

    The accompanying notes are an integral part of the financial statements.


Chelsea GCA Realty, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

1.       Organization and Basis of Presentation

Chelsea GCA Realty, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT"). The Company made its initial public offering of common stock on November 2, 1993 (the "IPO") and simultaneously became the managing general partner of Chelsea GCA Realty Partnership, L.P. (the "Operating Partnership"), an operating partnership which at March 31, 1996 owned and provided development, leasing, marketing and management services for 16 upscale and fashion-oriented manufacturers' outlet centers (the "Properties") containing approximately 2.9 million square feet of gross leasable area ("GLA"). The Company also has a number of properties under development. The Properties are located near large metropolitan areas including New York, Los Angeles, San Francisco, Sacramento, Portland (Oregon), Kansas City and Cleveland, or at or near tourist destinations including the Napa Valley, Palm Springs and the Monterey Peninsula.

All of the Company's assets are held by, and all of its operations conducted through, the Operating Partnership. Due to the Company's ability, as the sole general partner, to exercise both financial and operational control over the Operating Partnership, it is consolidated in the accompanying financial statements. All intercompany transactions have been eliminated in consolidation.

Ownership of the Operating Partnership as of March 31, 1996 was as follows:

Company                         67.3%               11,506,900  units
Unitholders                     32.7%                5,597,300  units
                         ----------------        --------------------
    Total                      100.0%               17,104,200


The condensed consolidated financial statements of the Company include the accounts of Solvang Designer Outlets ("Solvang"), a limited partnership in which the Company has a 50% interest and is the sole general partner. As the sole general partner, the Company has the ability to exercise both financial and operational control over the partnership. Solvang is not material to the operations or financial position of the Company.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Certain prior period balances have been reclassified to conform with current period presentation.

2.       Bank Line of Credit

     On March 29, 1996, the Company replaced its secured revolving credit facility (the "Secured Facility") with a new, unsecured $100 million line of credit (the "Unsecured Facility"). The Unsecured Facility expires March 29, 1998. Interest on the outstanding balance is payable monthly at the London Interbank Offered Rate plus 1.75%, or the prime rate, at the Company's option. A fee on the unused portion of the Unsecured Facility is payable quarterly at a rate of 0.25% per annum. The outstanding balance at March 31, 1996 was $25.0 million, which approximates fair value. An additional $1.0 million of the Unsecured Facility was reserved for letters of credit issued to secure commitments to fund a traffic mitigation plan at a new center.

The Unsecured Facility requires compliance with certain financial loan covenants relating to debt service coverage, tangible net worth, cash flow, earnings, occupancy rate, new development and dividends. The Company has remained in compliance with these covenants since inception of the facility.

Interest and loan costs of approximately $1.1 million were capitalized as development costs during the three months ended March 31, 1996.

3.       Notes Payable

In January 1996, the Company's Operating Partnership completed a $100 million public debt offering of 7.75% unsecured notes due January 2001 (the "Notes"), which are guaranteed by the Company. The five-year non-callable Notes were priced at a discount of 99.952 to yield 7.85% to investors. Net proceeds from the offering were used to pay down substantially all of the borrowings under the Secured Facility.

4.    Dividends

On March 14, 1996, the Board of Directors of the Company declared a $0.575 per share dividend to shareholders of record on March 29, 1996. The dividend, totaling $6.6 million, was paid on April 22, 1996. The Operating Partnership simultaneously paid a $0.575 per unit cash distribution, totaling $3.2 million, to its unitholders.

5.       Income Taxes

The Company is taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, and generally will not be subject to federal income tax to the extent it distributes at least 95% of its REIT taxable income to its stockholders and meets certain other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed taxable income. At March 31, 1996 and 1995, the Company was in compliance with all REIT requirements and was not subject to federal income taxes.

6.       Net Income Per Common Share

Net income per common share is computed in accordance with the treasury stock method and is based on net income and the weighted average number of common shares and common stock equivalent shares outstanding during the periods. The common stock equivalent shares represent options issued.

7.       Commitments and Contingencies

Management has determined that the foundation slab at one of its manufacturers' outlet centers was installed improperly and will require corrective action, the cost of which management estimated will be in excess of $1 million. Management believes such costs may be recoverable from the original contractor and/or engineers, and that any costs incurred by the Company will not materially affect the financial position, operating results or liquidity of the Company.

The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by the Company related to this litigation will not materially affect the financial position, operating results or liquidity of the Company.

8.       Related Party Information

The Company recognized lease settlement income of approximately $99,000 from a related party during the three months ended March 31, 1996. This amount is included in other income in the accompanying condensed consolidated financial statements.

9.       Extraordinary  Item

Deferred financing costs of $0.6 million (net of minority interest of $0.3 million) related to the Secured Facility replaced in March 1996 have been written off and reflected in the accompanying financial statements as an extraordinary item.


                            Chelsea GCA Realty, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto. These financial statements include all adjustments which, in the opinion of management, are necessary to reflect a fair statement of results for the interim periods presented, and all such adjustments are of a normal recurring nature.


General Overview

The Company has grown by increasing rent at its existing centers, expanding its existing centers, developing new centers and acquiring and redeveloping centers. At March 31, 1996, the Company operated 16 manufacturers' outlet centers, compared to 17 at the end of the same quarter in the prior year. The Company sold its smallest center, Page Factory Stores, in December, 1995. The Company's operating gross leasable area (GLA) at March 31, 1996, increased 16.3% to 2.9 million square feet from 2.5 million square feet at March 31, 1995. The
GLA added during 1995 and the first quarter of 1996 is detailed in the schedule that follows:

                                                12 months ended               3 months ended       9 months ended
                                                 March 31,                     March 31,            December 31,
                                                   1996                         1996                   1995
                                              ------------------            ------------           ------------
GLA added(in 000's):
  New centers opened:
    Camarillo Factory Stores................    15                          -                      15
                                             -----------------             ------------           ------------
  Total new centers.........................    15                          -                      15

  Centers expanded:
     Desert Hills..........................    196                                                194
     Aurora Farms..........................     27                                                 27
     Woodbury Common.......................     20                          1                      19
     Napa Factory Stores...................     59                                                 59
     Camarillo Factory Stores..............     77                                                 77
     Patriot Plaza.........................     22                                                 22
     Other.................................     12                          3                       9
                                             -----------              -------------       ------------
    Total centers expanded.................    413                          6                      407

  Center sold:
  Page Factory Stores.....................     (14)                         -                      (14)
                                             ------------              ------------        ------------

 GLA added during the period...............    414                          6                      408

GLA at end of period......................   2,940                      2,940                    2,934



Results of Operations

Comparison of the three months ended March 31, 1996 to the three months ended March 31, 1995.

Net income before minority interest and extraordinary item remained flat at $7.1 million for the three months ended March 31, 1996 and 1995 principally as a result of increases in revenues offset by interest on borrowings and increases in depreciation and amortization.

Base rentals increased $2.3 million, or 22.6% to $12.7 million for the three months ended March 31, 1996 from $10.3 million for the three months ended March 31, 1995 due to expansions, new center openings and higher average rents.

Percentage rents increased $0.5 million to $0.8 million for the three months ended March 31, 1996 from $0.3 million for the three months ended March 31, 1995. The increase was primarily due to an increase in tenants contributing percentage rents, increases in tenant sales and expansions at the Company's larger centers.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $1.1 million, or 26.8%, to $5.1 million for the three months ended March 31, 1996 from $4.1 million for the three months ended March 31, 1995, due to the recovery of operating and maintenance costs at new and expanded centers. The average recovery of reimbursable expenses was 93.2% in 1996 compared to 96.5% in 1995.

Other income increased $0.1 million to $0.4 million for the three months ended March 31, 1996 from $0.3 million for the three months ended March 31, 1995 primarily as a result of a lease termination settlement in the 1996 period.

Interest in excess of amounts capitalized increased $1.3 million to $1.6 million for the three months ended March 31, 1996 from $0.3 million for the three months ended March 31, 1995, due to the opening of centers and expansions financed during 1995.

Operating and maintenance expenses increased $1.3 million, or 31.3%, to $5.5 million for the three months ended March 31, 1996 from $4.2 million for the three months ended March 31, 1995. The increase was primarily due to costs related to expansions and new centers.

Depreciation and amortization expense increased $1.0 million, or 40.8%, to $3.6 million for the three months ended March 31, 1996 from $2.6 million for the three months ended March 31, 1995. The increase was primarily due to costs related to expansions and new centers.

General and administrative expenses remained stable at $0.6 million for the three months ended March 31, 1996 and 1995. Increased personnel and overhead costs were absorbed by additions to operating GLA.

Other expenses increased $0.3 million to $0.5 million for the three months ended March 31, 1996 from $0.2 million for the three months ended March 31, 1995. The increase included additional reserves for bad debts, legal fees and tenant improvement write-offs.

In March 1996, the Company replaced its Secured Facility. Deferred financing costs of $0.6 million, net of minority interest of $0.3 million, were expensed in connection with the early retirement of the Secured Facility.

Liquidity and Capital Resources

The Company believes it has adequate financial resources to fund operating expenses, dividends and distributions, and planned development and construction activities. Operating cash flow during 1996 is expected to increase with a full year of operations of the 606,000 square feet of GLA added during 1995 and scheduled openings of 600,000 square feet including two new centers and expansions in 1996. In addition, at March 31, 1996 the Company had $74.0 million available under its Unsecured Facility, access to the public markets through its debt ($100 million) and equity ($200 million) shelf registrations, and cash equivalents of $4.8 million.

Operating cash flow is expected to provide sufficient funds for dividends and distributions in accordance with REIT federal income tax requirements. In addition, the Company anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its centers.

Dividends and distributions declared and recorded during the first quarter of 1996 were $9.8 million or $0.575 per share or unit. The Company's 1996 first quarter dividend payout ratio as a percentage of net income before depreciation and amortization, minority interest and extraordinary item ("FFO") was 95.8%. The Unsecured Facility limits aggregate dividends and distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

In January 1996, the Company's Operating Partnership completed a $100 million public offering of 7.75% unsecured notes due January 2001 (the "Notes"), which are guaranteed by the Company. The five-year non-callable Notes were priced at a discount of 99.592 to yield 7.85% to investors. Net proceeds from the offering were used to repay substantially all borrowings under the Secured Facility.

In March 1996, the Company replaced its Secured Facility with the new $100 million Unsecured Facility. The Company had $74.0 million available for growth and liquidity at March 31, 1996. Interest on the outstanding balance is payable monthly at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.75%, or the prime rate, at the Company's option. A fee on the unused portion of the Unsecured Facility is payable quarterly at a rate of 0.25% per annum.

The Company is in the process of planning development for 1996, 1997 and beyond. At March 31, 1996, approximately 575,000 square feet of the Company's planned 1996 development was under construction. The Company anticipates 1996 development and construction costs of $80 million to $100 million. Funding is currently expected from Unsecured Facility borrowings and other available capital sources.

To achieve planned growth and favorable returns in both the short and long-term, the Company's financing strategy is to maintain a strong, flexible financial position by: (i) maintaining a conservative level of leverage; (ii) extending and sequencing debt maturity dates; (iii) managing exposure to floating interest rates; and (iv) maintaining liquidity. Management believes these strategies will enable the Company to access a broad array of capital sources, including bank or institutional borrowings and secured and unsecured debt and equity offerings.

It is the Company's policy to limit its borrowings to less than 40% of total market capitalization (defined as the value of outstanding shares of common stock on a fully diluted basis including conversion of partnership units to common stock, plus total debt). Using a March 31, 1996 closing price of $29.50 per common share, the Company's ratio of debt to total market capitalization was approximately 20%.

Net cash provided by operating activities was $11.5 million and $9.2 million for the three months ended March 31, 1996 and 1995, respectively. The increase was primarily due to the growth of the Company's GLA from 2.5 million square feet in 1995 to 2.9 million square feet in 1996. Net cash used in investing activities increased $4.7 million for the three months ended March 31, 1996 compared to 1995, primarily as a result of increased construction activity. Net cash provided by financing activities increased $0.9 million primarily due to increased borrowings for development and construction activity during 1996.

Funds from Operations

Management believes that, to facilitate a clear understanding of the operating results of the Company, FFO should be considered in conjunction with net income as presented in the condensed consolidated financial statements. Analysts generally consider FFO an appropriate measure of performance of an equity real estate investment trust. FFO is generally defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income or loss plus certain non-cash items, primarily depreciation and amortization. FFO should not be considered an alternative to net income as an indicator of operating performance or to cash from operations under generally accepted accounting principles, and is not necessarily indicative of cash available to fund cash needs.

In March 1995, NAREIT issued a clarification of its definition of FFO. For illustrative purposes, the following table presents the Company's FFO under both methods of calculation for the three months ended March 31, 1996 and 1995.

                                                    New Method                  Old Method
                                                  1996        1995              1996    1995
                                                -------      ------             ------ ------
Net income before extraordinary
item..................................          $4,761       $4,693             $4,761  $4,693
Add back:
 Depreciation and amortization (1)...            3,587        2,553              3,587   2,553
 Amoritization of deferred financing
 costs and depreciation of non-real
 estate assets......................            ( 387)         (77)              -        -
 Minority interest in the Operating
 Partnership (1)....................            2,310         2,372              2,310    2,372
                                              ---------      -------            -------  -------
FFO.................................         $10,,271        $9,541            $10,658   $9,618
                                             ==========     ========           ========  =======
Weighted average share/units
outstanding........................          17,222         16,713             17,222    16,713

- -------------
     (1) Excludes depreciation of $52 and $31 and minority interest of $65 and
$68 attributed to a third-party limited partner's interest in a partnership during the three months ended March 31, 1996 and 1995, respectively.

                            Chelsea GCA Realty, Inc.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K.

Exhibits

10.1 Credit Agreement dated March 29, 1996 among Chelsea GCA Realty Partnership, L.P., Chelsea GCA Realty, Inc., The First National Bank of Boston, individually and as an agent, and other Lending Institutions listed therein.

                            Chelsea GCA Realty, Inc.


Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CHELSEA GCA REALTY, INC.



                      By:   /s/  Leslie T. Chao
                                 Leslie T. Chao
                                 Executive Vice President and
                                 Chief Financial Officer

Date:  May  14, 1996

                            Exhibit Index

Exhibit                     Description                         Page No.

10.1                     Credit Agreement dated March
                         29,1996 among Chelsea GCA Realty
                         Partnership, L.P., Chelsea GCA Realty, Inc.,
                         The First National Bank of Boston,
                         individually and as an agent, and other
                         Lending Institutions listed therein