Form 10-Q
period 1996-09-30
CHELSEA GCA REALTY INC
filed 1996-11-13
CIK 911215

-------------------------------------------------------------------
                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                             FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No .

The number of shares outstanding of the registrant's common stock, $0.01 par value was 12,229,546 at November 7, 1996.



-------------------------------------------------------------------

                     CHELSEA GCA REALTY, INC.

                               INDEX


PART I.  FINANCIAL INFORMATION


Item 1.    Financial Statements (Unaudited)                           Page

          Condensed Consolidated Balance Sheets as of
          September 30, 1996 and December 31, 1995 .........................2

          Condensed Consolidated Statements of Income for the three and nine months ended September 30, 1996 and 1995 ..3

          Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and 1995 .........................4

          Notes to Condensed Consolidated Financial Statements .............5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................ 8

          Signatures.....................................................  14

ITEM 1.  FINANCIAL STATEMENTS
                     CHELSEA GCA REALTY, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except per share data)



                                          SEPTEMBER  DECEMBER 31,

                                             30,
                                             1996       1995
                                            --------   --------
                                           (UNAUDITED)
ASSETS
Rental properties:
   Land...............................      $80,289   $75,224
   Depreciable property...............      417,271   340,759
                                            -------   --------
Total rental property.................      497,560   415,983
Accumulated depreciation..............      (51,536)  (41,373)
                                            -------   --------
Rental properties, net................      446,024   374,610
Cash and equivalents..................       7,656      3,987
Notes receivable-related parties......       8,023      8,129
Deferred costs, net...................      11,036      7,255
Other assets..........................      14,867     14,072
                                            =======   ========
Total assets..........................      $487,606  $408,053
                                            =======   ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Unsecured bank line of credit......      $78,000        -
   Secured bank line of credit........           -    $96,000
   Notes payable......................      99,648         -
   Construction payables..............      17,123     18,617
   Accounts payable and accrued expenses     9,223      5,730
   Obligation under capital lease.....       9,815      9,845
   Dividend payable...................       6,935      6,604
   Distribution payable to unitholders       2,919      3,186
   Rent payable.......................       1,626      1,595
                                           --------   -------
Total liabilities.....................      225,289   141,577

Commitments and contingencies

Minority interest.....................      81,534     89,718

Stockholders' equity:
   Preferred stock, $0.01 par value,
     authorized 5,000 shares, none issued
   Common stock, $0.01 par value,
     authorized 50,000 shares,
     issued and outstanding 12,061 in
     1996 and 11,485 in 1995...............     121       115
   Paid-in-capital....................      201,209   192,069
   Distributions in excess of net income    (20,547)  (15,426)
                                            -------   --------
Total stockholders' equity............      180,783   176,758
                                            =======   ========
Total liabilities and stockholders' equity  $487,606  $408,053
                                            =======   ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
STATEMENTS.

                     CHELSEA GCA REALTY, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                            (UNAUDITED)
               (In thousands, except per share data)


                                     THREE MONTHS      NINE MONTHS
                                   ENDED SEPTEMBER 30   ENDED SEPTEMBER 30
                                   ----------------- ------------------
                                      1996     1995    1996      1995
                                   -------- -------- --------- --------

REVENUES:
   Base rent...................      $14,737  $11,902  $41,160   $33,665
   Percentage rent............         2,028    1,359    3,707     2,456
   Expense reimbursements.....         5,958    5,223   16,812    14,443
   Other income...............           600      302    1,628       972

Total revenues................        23,323   18,786   63,307    51,536


EXPENSES:
   Interest...................         2,484    1,182    5,910     1,985
   Operating and maintenance..         6,718    5,622   18,314    15,321
   Depreciation and                    4,597    3,480   11,765     9,030
amortization..................
   General and administrative.           829      714    2,270     2,074
   Other......................           554      477    1,657     1,327


Total expenses................        15,182   11,475   39,916    29,737


Income before minority
  interest and extraordinary           8,141    7,311   23,391    21,799
  item..........................

Minority interest.............        (2,548)  (2,518)  (7,581)   (7,477)


Net income before                      5,593    4,793   15,810    14,322
extraordinary item............

Extraordinary item-loss on
  early extinguishment of
  debt,net of minority
interest in the amount of $295           -        -     (607)        -


Net income.....................       $5,593   $4,793  $15,203   $14,322


PER SHARE DATA:
Income per share before
extraordinary item............         $0.47     $0.42   $1.35     $1.28

Extraordinary loss per share..                          ($0.05)


Net income per share..........         $0.47    $0.42    $1.30     $1.28


Weighted average common shares
  outstanding.................        12,007   11,356   11,717    11,207


Dividends declared per common         $0.575    $0.52   $1.725     $1.56
share.........................
                                   ======== ======== ========= ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
STATEMENTS.

                     CHELSEA GCA REALTY, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                            (UNAUDITED)
                          (In thousands)

                                                 1996       1995
                                               --------   --------

  CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.............................     $15,203    $14,322
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
  Depreciation and amortization..........      11,765      9,030
  Minority interest in net income........       7,286      7,477
  Loss on early extinguishment of debt          902          -
  Amortization of debt discount..........          56          -
  Other operating  activities............        (164)       146
  Additions to deferred lease costs          (1,274)    (1,167)
  Changes in assets and liabilities:
    Straight line rent receivable.           (1,184)      (999)
    Other assets........................         389     (1,652)
    Accounts payable and accrued expenses     3,494       (909)
                                               --------   --------
  Net cash provided by operating activities    36,473     26,248
                                               --------   --------

  CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to rental properties....           (81,052)   (61,192)
  Additions to development costs....           (1,894)         -
  Advances to related parties.......              (67)         -
  Payments from related parties.....              173        105
                                               --------   --------
  Net cash used in investing activities        (82,840)   (61,087)
                                               --------   --------

  CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank line of credit.           89,000     53,000
  Proceeds from issuance of notes payable      99,592          -
  Repayments of debt................           (107,000)       -
  Additions to deferred financing costs          (3,349)     (258)
  Dividends and distributions.......           (29,472)   (25,976)
  Net proceeds from sale of common stock        1,290      3,826
  Other financing activities........              (25)       170
                                               --------   --------
  Net cash provided by financing activities    50,036     30,762
                                               --------   --------

  Net increase (decrease) in cash and
    equivalents........................         3,669     (4,077)
  Cash and equivalents, beginning of period     3,987      9,109
                                               ========   ========
  Cash and equivalents, end of period          $7,656     $5,032
                                               ========   ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: During 1996, the Company acquired property valued at $1.6 million through the issuance of units in the Operating Partnership. Additionally, approximately 520,000 Operating Partnership units with a book value of approximately $7.9 million were converted to common shares.


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
STATEMENTS.

                     CHELSEA GCA REALTY, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)

1.    ORGANIZATION AND BASIS OF PRESENTATION

      Chelsea GCA Realty, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT"). The Company made its initial public offering of common stock on November 2, 1993 (the "IPO") and simultaneously became the managing general partner of Chelsea GCA Realty Partnership, L.P. (the "Operating Partnership"), an operating partnership which at September 30, 1996 owned and provided development, leasing, marketing and management services for 18 upscale and fashion-oriented manufacturers' outlet centers (the "Properties") containing approximately 3.5 million square feet of gross leasable area ("GLA"). The Properties are located near large metropolitan areas including New York, Los Angeles, San Francisco, Sacramento, Atlanta, Portland (Oregon), Kansas City, and Cleveland, or at or near tourist destinations including the Napa Valley, Palm Springs and the Monterey Peninsula. The Company also has a number of properties under development.

      All of the Company's assets are held by, and all of its operations conducted through, the Operating Partnership. Due to the Company's ability, as the sole general partner, to exercise both financial and operational control over the Operating Partnership, it is consolidated in the accompanying financial statements. All intercompany transactions have been eliminated in consolidation.

      Ownership of the Operating Partnership as of September 30, 1996 was as follows:

              Company            70.4%    12,060,800 units
              Unitholders        29.6%     5,076,900 units
                                 ------   ---------
                    TOTAL        100.0%   17,137,700

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

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

      Certain prior period balances have been reclassified to conform with current period presentation.

2.    BANK LINE OF CREDIT

      On March 29, 1996, the Company replaced its secured revolving credit facility (the "Secured Facility") with a new, unsecured $100 million line of credit (the "Unsecured Facility"). The Unsecured Facility expires March 29, 1998. Interest on the outstanding balance is payable monthly at the London Interbank Offered Rate ("LIBOR") plus 1.75%, or the prime rate, at the Company's option. A fee on the unused portion of the Unsecured Facility is payable quarterly at a rate of 0.25% per annum. The outstanding balance at September 30, 1996 was $78.0 million, which approximates fair value. An additional $1.0 million of the Unsecured Facility was reserved for letters of credit issued to secure commitments to fund a traffic mitigation plan at a new center.

      The Unsecured Facility requires compliance with certain loan covenants relating to debt service coverage, tangible net worth, cash flow, earnings, occupancy rate, new development and dividends. The Company has remained in compliance with these covenants since inception of the facility.

      Interest and loan costs of approximately $1.1 million and $3.6 million were capitalized as development costs during the three and nine months ended September 30, 1996, respectively.

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

4.    DIVIDENDS

      On September 19, 1996, the Board of Directors of the Company declared a $0.575 per share dividend to shareholders of record on September 30, 1996. The dividend, totaling $6.9 million, was paid on October 21, 1996. The Operating Partnership simultaneously paid a $0.575 per unit cash distribution, totaling $2.9 million, to its unitholders.

5.    INCOME TAXES

      The Company is taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, and generally will not be subject to federal income tax to the extent it distributes at least 95% of its REIT taxable income to its stockholders and meets certain other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed taxable income. At September 30, 1996 and 1995, the Company was in compliance with all REIT requirements and was not subject to federal income taxes.

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

8.    RELATED PARTY INFORMATION

      The Company recognized lease settlement income of approximately $99,000 from a related party during the nine months ended September 30, 1996. This amount is included in other income in the accompanying condensed consolidated financial statements.

9.    EXTRAORDINARY  ITEM

      Deferred financing costs of $0.6 million (net of minority interest of $0.3 million) related to the Secured Facility replaced in March 1996 have been written off and reflected in the accompanying financial statements as an extraordinary item.

10.   SUBSEQUENT EVENT

      In October 1996, the Company's Operating Partnership completed a $100 million offering of Remarketed Floating Rate Reset Notes due October 2001 (the "Reset Notes"), which are guaranteed by the Company. The interest rate will reset quarterly and will equal LIBOR plus 75 basis points during the first year. Net proceeds from the offering were used to repay all of the borrowings under the Unsecured Facility and for working capital.

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

GENERAL OVERVIEW

The Company has grown by increasing rent at its existing centers, expanding its existing centers, developing new centers and acquiring and redeveloping centers. The Company operated 18 manufacturers' outlet centers at September 30, 1996 compared to 17 at the end of the same quarter in the prior year; the Company sold its smallest center, Page Factory Stores, in December 1995 and opened North Georgia Premium Outlets in May 1996 and Clinton Crossing Premium Outlets in September 1996. The Company's operating gross leasable area (GLA) at September 30, 1996, increased 25.0% to 3.5 million square feet from 2.8 million square feet at September 30, 1995. GLA added since October 1, 1995 is detailed as follows:

                                12 MOS       9 MOS        3 MOS
                                  ENDED        ENDED        ENDED
                                SEPTEMBER    SEPTEMBER    DECEMBER
                                30, 1996     30, 1996        31,
                                                             1995
                                ----------   ----------   ----------
GLA ADDED (IN 000'S):
NEW  CENTERS OPENED:
  North Georgia..............      292           292            -
  Clinton Crossing...........      272           272            -
                                ---------     --------     --------
TOTAL NEW  CENTERS...........      564           564            -

CENTERS EXPANDED:
  Aurora Farms...............       27             -           27
  Woodbury Common............       14             1           13
  Camarillo Factory Stores...       77             -           77
  Petaluma...................       45            30           15
  Other......................       (6)            1           (7)
                                ---------     --------     --------
TOTAL CENTERS EXPANDED.......      157            32          125

CENTER SOLD:
  Page Factory Stores........      (14)            -          (14)
                                ---------     --------     --------

Net GLA added during the period    707           596          111

GLA at end of period.........    3,530         3,530        2,934

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 1996 to the three months ended September 30, 1995.

Net income before minority interest and extraordinary item increased $0.8 million to $8.1 million for the three months ended September 30, 1996 from $7.3 million for the three months ended September 30, 1995. The increase was primarily due to increases in revenues offset by interest on borrowings and increases in depreciation and amortization.

Base rentals increased $2.8 million, or 23.8%, to $14.7 million for the three months ended September 30, 1996 from $11.9 million for the three months ended September 30, 1995 due to expansions, new center openings and higher average rents.

Percentage rents increased $0.6 million to $2.0 million for the three months ended September 30, 1996, from $1.4 million for the three months ended September 30, 1995. The increase was primarily due to increases in tenant sales at the Company's larger centers and an increase in tenants contributing percentage rents.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $0.8 million, or 14.1%, to $6.0 million for the three months ended September 30, 1996 from $5.2 million for the three months ended September 30, 1995, due to the recovery of operating and maintenance costs at new and expanded centers. The average recovery of reimbursable expenses was 92.2% in the third quarter of 1996, without adjustments of $0.2 million as a result of the final computation of expense reimbursement billings in the third quarter 1996, compared to 92.9% in the third quarter of 1995.

Other income increased $0.3 million to $0.6 million for the three months ended September 30, 1996, from $0.3 million for the three months ended September 30, 1995, primarily as a result of increased interest and lease termination settlements in the 1996 period.

Interest in excess of amounts capitalized increased $1.3 million to $2.5 million for the three months ended September 30, 1996 from $1.2 million for the three months ended September 30, 1995 due to higher debt balances and the opening of centers and expansions financed during 1995 and 1996.

Operating and maintenance expenses increased $1.1 million, or 19.5%, to $6.7 million for the three months ended September 30, 1996 from $5.6 million for the three months ended September 30, 1995. The increase was primarily due to costs related to expansions and new centers.

Depreciation and amortization expense increased $1.1 million, or 32.1%, to $4.6 million for the three months ended September 30, 1996 from $3.5 million for the three months ended September 30, 1995. The increase was primarily related to expansions and new centers.

General and administrative expenses increased $0.1 million to $0.8 million for the three months ended September 30, 1996 from $0.7 million for the three months ended September 30, 1995. The increase was primarily due to increased personnel and overhead costs.

Other expenses increased $0.1 million to $0.6 million for the three months ended September 30, 1996 from $0.5 million for the three months ended September 30, 1995. The increase included additional reserves for bad debts and legal fees.

Comparison of the nine months ended September 30, 1996 to the nine months ended September 30, 1995.

Net income before minority interest and extraordinary item increased $1.6 million to $23.4 million for the nine months ended September 30, 1996, from $21.8 million for the nine months ended September 30, 1995. The increase was primarily due to increases in revenues offset by interest on borrowings and increases in depreciation and amortization.

Base rentals increased $7.5 million, or 22.3%, to $41.2 million for the nine months ended September 30, 1996, from $33.7 million for the nine months ended September 30, 1995, due to expansions, new center openings and higher average rents.

Percentage rents increased $1.2 million to $3.7 million for the nine months ended September 30, 1996 from $2.5 million for the nine months ended September 30, 1995. The increase was primarily due to increases in tenant sales, expansions at the Company's larger centers and increases in tenants contributing percentage rents.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $2.4 million, or 16.4%, to $16.8 million for the nine months ended September 30, 1996 from $14.4 million for the nine months ended September 30, 1995, due to the recovery of operating and maintenance costs at new and expanded centers. The average recovery of reimbursable expenses was 93.1% in 1996, without adjustments of $0.2 million as a result of the final computation of expense reimbursement billings in the third quarter of 1996, compared to 94.3% in 1995.

Other income increased $0.6 million to $1.6 million for the nine months ended September 30, 1996 from $1.0 million for the nine months ended September 30, 1995. The increase was primarily a result of increased interest and lease termination settlements in the 1996 period.

Interest in excess of amounts capitalized increased $3.9 million to $5.9 million for the nine months ended September 30, 1996 from $2.0 million for the nine months ended September 30, 1995 due to higher debt balances and the opening of centers and expansions financed during 1995 and 1996.

Operating and maintenance expenses increased $3.0 million, or 19.5%, to $18.3 million for the nine months ended September 30, 1996 from $15.3 million for the nine months ended September 30, 1995. The increase was primarily due to costs related to expansions and new centers.

Depreciation and amortization expense increased $2.8 million, or 30.3%, to $11.8 million for the nine months ended September 30, 1996 from $9.0 million for the nine months ended September 30, 1995. The increase was primarily related to expansions and new centers.

General and administrative expenses increased $0.2 million to $2.3 million for the nine months ended September 30, 1996 from $2.1 million for the nine months ended September 30, 1995. The increase was primarily due to increased personnel and overhead costs in connection with increased GLA.

Other expenses increased $0.3 million to $1.6 million for the nine months ended September 30, 1996 from $1.3 million for the nine months ended September 30, 1995. The increase included additional reserves for bad debts, legal fees and tenant improvement write-offs.

In March 1996, the Company replaced its Secured Facility. Deferred financing costs of $0.6 million, net of minority interest of $0.3 million, were expensed in connection with the early retirement of the Secured Facility.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes it has adequate financial resources to fund operating expenses, dividends and distributions, and planned development and construction activities. Operating cash flow during 1996 is expected to increase with a full year of operations of the 606,000 square feet of GLA added during 1995 and scheduled openings of approximately 671,000 square feet (including two new centers and expansions) in 1996. In addition, at September 30, 1996 the Company had $21.0 million available under its Unsecured Facility, access to the public markets through its debt ($100 million) and equity ($200 million) shelf registrations, and cash equivalents of $7.7 million.

Operating cash flow is expected to provide sufficient funds for dividends and distributions in accordance with REIT federal income tax requirements. In addition, the Company anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its centers.

Dividends and distributions declared and recorded during the nine months ended September 30, 1996 were $29.5 million, or $1.725 per share or unit. The Company's dividend payout ratio as a percentage of net income before depreciation and amortization, exclusive of amortization of deferred financing costs, minority interest and extraordinary item ("FFO") was 87.2% during the nine months ended September 30, 1996. The Unsecured Facility limits aggregate dividends and distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

In January 1996, the Company's Operating Partnership completed a $100 million public offering of 7.75% unsecured notes due January 2001 (the "Notes"), which are guaranteed by the Company. The five-year non-callable Notes were priced at a discount of 99.592 to yield 7.85% to investors. Net proceeds from the offering were used to repay substantially all borrowings under the Secured Facility.

In March 1996, the Company replaced its Secured Facility with the $100 million Unsecured Facility. The Company had $21.0 million available for growth and liquidity at September 30, 1996. Interest on the outstanding balance is payable monthly at a rate equal to LIBOR plus 1.75%, or the prime rate, at the Company's option. A fee on the unused portion of the Unsecured Facility is payable quarterly at a rate of 0.25% per annum. The Unsecured Facility can be increased at any time up to $200 million with the approval of the bank group.

In October 1996, the Company's Operating Partnership completed a $100 million offering of Reset Notes, which are guaranteed by the Company. The interest rate will reset quarterly and will equal LIBOR plus 75 basis points during the first year. Net proceeds from the offering were used to repay all of the borrowings under the Unsecured Facility.

The Company is in the process of developing other expansions and new centers for completion in 1997 and beyond. The projects include a 300,000 square foot expansion at Woodbury Common, and a new project in Wrentham, Massachusetts (located near the junction of Interstates 95 and 495 between Boston, MA and Providence, RI) with an expected initial phase of 200,000 square feet of GLA. These projects are in various stages of development and there can be no assurance that any of these projects will be completed or opened, or that there will not be delays in the opening or completion of any of them. The Company anticipates development and construction costs of $80 million to $100 million annually.

To achieve planned growth and favorable returns in both the short and long term, the Company's financing strategy is to maintain a strong, flexible financial position by: (i) maintaining a conservative level of leverage; (ii) extending and sequencing debt maturity dates; (iii) managing exposure to floating interest rates; (iv) maintaining a significant level of unencumbered assets; and (v) maintaining liquidity. Management believes these strategies will enable the Company to access a broad array of capital sources, including bank or institutional borrowings and secured and unsecured debt and equity offerings, subject to market conditions.

It is the Company's policy to limit its borrowings to less than 40% of total market capitalization (defined as the value of outstanding shares of common stock on a fully diluted basis including conversion of partnership units to common stock, plus total debt). Using a September 30, 1996 closing price of $30.625 per common share, the Company's ratio of debt to total market capitalization was approximately 25%.

Net cash provided by operating activities was $36.5 million and $26.2 million for the nine months ended September 30, 1996 and 1995, respectively. The increase was primarily due to increased operations, decreases in accounts receivable and increases in accrued interest on the Notes. Net cash used in investing activities increased $21.8 million for the nine months ended September 30, 1996 compared to the corresponding 1995 period, primarily as a result of increased development activity. Net cash provided by financing activities increased $19.3 million primarily due to the issuance of the Notes, offset by repayment of the Secured Facility.

FUNDS FROM OPERATIONS

Management believes that, to facilitate a clear understanding of the operating results of the Company, FFO should be considered in conjunction with net income as presented in the condensed consolidated financial statements. Analysts generally consider FFO an appropriate measure of performance for an equity real estate investment trust. FFO is generally defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income or loss plus certain non-cash items, primarily depreciation and amortization. FFO should not be considered an alternative to net income as an indicator of operating performance or to cash from operations under generally accepted accounting principles, and is not necessarily indicative of cash available to fund cash needs.

In March 1995, NAREIT issued a clarification of its definition of FFO. For illustrative purposes, the following table presents the Company's FFO under both methods of calculation for the three and nine months ended September 30, 1996 and 1995:

                                                 CURRENT METHOD                 OLD METHOD
                                              ----------------------------- ----------------------------
                                             THREE         NINE            THREE        NINE
                                            MONTHS         MONTHS         MONTHS         MONTHS

                                          ENDED          ENDED          ENDED         ENDED
                                         SEPTEMBER 30   SEPTEMBER 30   SEPTEMBER 30   SEPTEMBER 30
                                         -------------- -------------- -------------- -------------
                                          1996   1995    1996   1995    1996   1995    1996   1995
                                      ------ ------  ------ ------  ------ ------  ------ ------

 Net income before
extraordinary item.......                 $5,593 $4,793      $15,810 $ 14,322 $5,593  $4,793  $15,810  $14,322
 Add back:

 Depreciation and
 amortization(1)                           4,539  3,449        11,604    8,936  4,539   3,449   11,604   8,936

 Amortization of  deferred
 financing costs and  depreciation
 of non-real estate assets.                (264)  (433)        (920)    (708)     -      -       -       -

  Minority interest in the
 Operating Partnership(1)                  2,492  2,421       7,386    7,234    2,492  2,421   7,386    7,234
                                          ------ ------                 ------ ------
                                          ====== ======      ======    ======  ======  ======  ======  ======
 FFO.......                              $12,360 $10,230    $33,880  $29,784  $12,624  $10,663 $34,800 $30,492
                                           ====== ======     ======   ======  ======   ======  ======  ======
 Weighted average shares/units
 outstanding                              17,305 17,007      17,220   16,815   17,305   17,007  17,220 16,815
---------------------------------------
(1) Excludes depreciation and minority interest attributed to a third-party limited partner's interest in a partnership.

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

Date:  November 12, 1996