Form 10-K
period 1996-12-31
CHELSEA GCA REALTY INC
filed 1997-03-25
CIK 911215

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to ________
                           COMMISSION FILE NO. 1-12328
                              --------------------
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

               SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each class                           Name of each exchange on
-------------------                             which registered
Common stock, $0.01 par value                ------------------------
                                             New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                       --     --
Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Based on closing sales price on March 20, 1997 of $36.625 the aggregate market value of the voting stock held by non-affiliates of the registrant was $504,663,530.

The number of shares outstanding of the registrant's common stock, $0.01 par value was 13,795,834 at March 20, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive Proxy Statement relating to its 1997 Annual Meeting of Shareholders are incorporated by reference into Part III as set forth herein.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

Chelsea GCA Realty, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") formed through the merger of The Chelsea Group ("Chelsea") and Ginsburg Craig Associates ("GCA"). The Company made its initial public offering of common stock on November 2, 1993 (the "IPO") and simultaneously became the managing general partner of Chelsea GCA Realty Partnership, L.P. (the "Operating Partnership"), a partnership that owns, develops, redevelops, leases, markets and manages upscale and fashion-oriented manufacturers' outlet centers. At the end of 1996, the Company owned and operated 18 centers (the "Properties") with a total of approximately 3.6 million square feet of gross leasable area ("GLA") in 10 states. The Company also has properties under development including one new center in Wrentham, Massachusetts, outside of Boston. The Company's existing portfolio includes properties in or near New York City, Los Angeles, San Francisco, Sacramento, Portland (Oregon), Kansas City, Atlanta, Cleveland, the Napa Valley, Palms Springs and the Monterey Peninsula.

The Company's executive offices are located at 103 Eisenhower Parkway, Roseland, New Jersey 07068 (telephone 201-228-6111). The Company was incorporated in Maryland on August 24, 1993.

The Company is taxed as a REIT under the provisions of the Internal Revenue Code. The Company generally will not be taxed at the corporate level on income it currently distributes to its shareholders, provided it distributes at least 95% of its taxable income each year.

RECENT DEVELOPMENTS

Between the IPO and December 31, 1996, the Company developed and opened approximately 2.0 million square feet of new GLA, contained in seven new centers and the expansion of eleven existing centers, a 123% increase. Of the new GLA, 1,112,000 square feet was in the seven newly developed centers and 878,000 square feet was in the expansions of eleven existing centers. Approximately $200 million of such development and expansion costs were funded with borrowings along with the balance funded with cash proceeds from the IPO and undistributed funds from operations.

A summary of newly developed centers and expansions since the Company's IPO through the end of 1996 is shown below:

                  PROPERTY                               Opening Date(s)                GLA (sf)              No. of
                                                                                                              Stores
---------------------------------------------    --------------------------------  ------------------   ------------------
New Centers:
  Clinton Crossing.....................                         8/96                     272,000              67
  North Georgia........................                         5/96                     292,000              76
  Camarillo Premium Outlets............                   3/95, 6/95                     149,000              48
  Petaluma Village.....................                        12/94                     150,000              43
  Napa Premium Outlets.................                        12/94                      72,000              14
  Santa Fe Factory Stores..............                        12/93                     125,000              44
  Solvang Designer Outlets (1).........                        12/94                      52,000              15
                                                                                   ------------------   ------------------
  Total Newly Developed Centers........                                                1,112,000             307
                                                                                   ==================   ==================
EXPANSIONS:
  Desert Hills.........................                  12/93, 6/95                     203,000              46
  Aurora Farms.........................     12/93, 5/94, 8/94, 11/95                     195,000              35
  Woodbury Common......................    12/93, 12/94, 9/95, 10/95                     110,000              20
  Napa Premium Outlets.................                   3/95, 6/95                      99,000              35
  Camarillo Premium Outlets............                 11/95, 11/96                     131,000              28
  Columbia Gorge.......................                   6/94, 9/94                      46,000               9
  Petaluma Village.....................            12/95, 3/96, 6/96                      46,000              10
  Patriot Plaza........................                   2/95, 5/95                      35,000               9
  Folsom...............................                        12/96                      22,000               1
  Other................................                                                   (9,000)             (1)
                                                                                   ------------------   ------------------
TOTAL EXPANSIONS.......................                                                  878,000             192
                                                                                   ==================   ==================
NOTE:  (1)  The Company is the sole general partner and has a
50% interest in the property.

The Company is in the process of constructing one new project with 230,000 square feet of GLA, in Wrentham, MA (near the junction of Interstates 95 and 495, south of Boston) and a 270,000 square foot expansion of Woodbury Common (Central Valley, NY), its flagship center in the New York City metropolitan market. These projects are expected to open during late 1997 and early 1998.

On February 7, 1997, the Company signed a letter of intent to acquire Waikele Factory Outlets, a 214,000 square foot manufacturer's outlet center located 15 miles west of Honolulu, Hawaii. Closing has been scheduled for the end of March 1997 and is subject to final due diligence review and documentation. The 17-acre outlet center property is part of Waikele Center, a retail development that also contains 522,000 square feet of power-center tenants including Borders Books, Computer City, Eagle Hardware, Kmart and Office Max. Waikele Center is a shopping destination for international tourists as well as local residents. Waikele Factory Outlets is 100% leased to 52 tenants including Anne Klein, BCBG, Benetton, Bose, Carter's Childrenswear, Donna Karan, Guess?, Kenneth Cole, Levi's, Off 5th-Saks Fifth Avenue Outlet and Villeroy & Boch.

ORGANIZATION OF THE COMPANY

The Company was organized to combine Chelsea and GCA, two leading outlet center development companies, into the Operating Partnership, providing for greater access to the public and private capital markets. All of the Company's assets are held by and all of its business activities conducted through the Operating Partnership. The Company is the sole general partner of the Operating Partnership (which owned 72.1% in the Operating Partnership as of December 31,
1996) and has full and complete control over the management of the Operating Partnership and each of the Properties.

THE MANUFACTURERS' OUTLET BUSINESS

Manufacturers' outlets are manufacturer-operated retail stores that sell primarily first-quality, branded goods at significant discounts from regular department and specialty store prices. Manufacturers' outlet centers offer numerous advantages to both consumer and manufacturer: by eliminating the third party retailer, manufacturers are often able to charge customers lower prices for brand name and designer merchandise; manufacturers benefit by being able to sell first quality in-season, as well as out-of-season, overstocked or discontinued merchandise without compromising their relationships with department stores or hampering the manufacturers' brand name. In addition, outlet stores enable manufacturers to optimize the size of production runs while maintaining control of their distribution channels.

BUSINESS OF THE COMPANY

The Company believes its strong tenant relationships, high-quality property portfolio and managerial expertise give it significant advantages in the manufacturers' outlet business.

Strong Tenant Relationships. The Company maintains strong tenant relationships with high fashion, upscale manufacturers that have a selective presence in the outlet industry, such as Ann Taylor, Brooks Brothers, Cole Haan, Donna Karan, Joan & David, Jones New York, Nautica, Polo/Ralph Lauren and Tommy Hilfiger, as well as with national brand-name manufacturers such as Nine West, Phillips-Van Heusen (Bass, Geoffrey Beene, Van Heusen) and Sara Lee (Champion, Hanes, Coach Leather, Mark Cross). The Company believes that its ability to draw from both groups is an important factor in providing broad customer appeal and higher tenant sales.

High Quality Property Portfolio. The Properties generated weighted average reported tenant sales during 1996 of $345 per square foot. A significant number of the Company's tenants, including Ann Taylor, Brooks Brothers, Burberrys, Cole-Haan, Donna Karan, Emanuel/Emanuel Ungaro, Joan & David, Jones New York, Nike, Nine West, Polo/Ralph Lauren Factory Store, Royal Doulton, Timberland, Tommy Hilfiger and Waterford/Wedgwood, reported that the top store in their outlet chain during 1996 (as measured by sales per square foot or gross sales) was in one of the Company's centers. The Company believes that the quality of its centers gives it significant advantages in attracting customers and negotiating multi-lease transactions with tenants.

Management Expertise. The Company believes it has a competitive advantage in the manufacturers' outlet business as a result of its experience in the business, long-standing relationships with tenants and expertise in the development and operation of manufacturers' outlet centers. The Company's senior officers have been recognized leaders in the outlet industry over the last two decades. The Company was the first recipient of the Value Retail News Award of Excellence. In addition, management developed a number of the earliest and most successful outlet centers in the industry, including Liberty Village (one of the first manufacturers' outlet centers in the U.S.) in 1981, Woodbury Common in 1985, and Desert Hills and Aurora Farms in 1990. Since the IPO, the Company has added significantly to its senior management in the areas of development, leasing and property management without increasing general and administrative expenses as a percentage of total revenues; additionally, the Company intends to continue to invest in systems and controls to support the planning, coordination and monitoring of its activities.

GROWTH STRATEGY

The Company seeks growth through increasing rents in its existing centers; developing new centers and expanding existing centers; and acquiring and redeveloping centers.

Increasing Rents at Existing Centers. The Company's leasing strategy includes aggressively marketing available space and maintaining a high level of occupancy; providing for inflation-based contractual rent increases or periodic fixed contractual rent increases in substantially all leases; renewing leases at higher base rents per square foot; re-tenanting space occupied by underperforming tenants; and continuing to sign leases that provide for percentage rents.

Developing New Centers and Expanding Existing Centers. The Company believes there will continue to be significant opportunities to develop manufacturers' outlet centers across the United States. The Company intends to undertake such development on a selective basis, and believes that it will have a competitive advantage in doing so as a result of its development expertise, tenant relationships and access to capital. The Company expects that the development of new centers and the expansion of existing centers will continue to be a substantial part of its growth strategy. The Company believes that its development experience and strong tenant relationships enable it to determine site viability on a timely and cost-effective basis.

Acquiring and Redeveloping Centers. The Company intends to selectively acquire individual properties and portfolios of properties that meet its strategic investment criteria as suitable opportunities arise. The Company believes that its extensive experience in the outlet center business, access to capital markets, familiarity with real estate markets and advanced management systems will allow it to evaluate and execute acquisitions competitively. Furthermore, management believes that the Company will be able to enhance the operation of acquired properties as a result of its strong tenant relationships with both national and upscale fashion retailers; and development, marketing and management expertise as a full-service real estate organization. Additionally, the Company may be able to acquire properties on a tax-advantaged basis through the issuance of Operating Partnership units.

OPERATING STRATEGY

The Company's primary business objectives are to increase cash generated from operations and to enhance the value of its properties and operations. The Company plans to achieve these objectives through continuing efforts to improve tenant sales and profitability, and to enhance the opportunity for higher base and percentage rents.

Leasing. The Company pursues an active leasing strategy through long-standing relationships with a broad range of tenants including manufacturers of men's, women's and children's ready-to-wear, lifestyle apparel, footwear, accessories, tableware, housewares, linens and domestic goods. Key tenants are placed in strategic locations to draw customers into each center and to encourage shopping at more than one store. The Company continually monitors tenant mix, store size, store location and sales performance, and works with tenants to improve each center through re-sizing, re-location and joint promotion.

Market and Site Selection. To ensure a sound long-term customer base, the Company generally seeks to develop sites near densely-populated, high-income metropolitan areas, and/or at or near major tourist destinations. While these areas typically impose numerous restrictions on development and require compliance with complex entitlement and regulatory processes, the Company believes that they provide the most attractive long-term demographic characteristics.

The Company generally seeks to develop sites that can support 200,000 to 500,000 square feet of GLA and that offer the long-term opportunity to dominate their respective markets through a critical mass of tenants.

Marketing. The Company pursues an active, property-specific marketing strategy using a variety of media including newspapers, television, radio, billboards, regional magazines, guide books and direct mailings. The centers are marketed to tour groups, conventions and corporations; additionally, each property participates in joint destination marketing efforts with other area attractions and accommodations. Virtually all consumer marketing expenses incurred by the Company are reimbursable by tenants.

Property Design and Management. The Company believes that effective property design and management are significant factors in the success of its properties and works continually to maintain or enhance each center's physical plant, original architectural theme and high level of on-site services. Each property is designed to be compatible with its environment and is maintained to high standards of aesthetics, ambiance and cleanliness in order to promote longer visits and repeat visits by shoppers. Of the Company's 285 full-time and 71 part-time employees, 212 full-time and 71 part-time employees are involved in on-site maintenance, security, administration and marketing. Centers are generally managed by an on-site property manager with oversight from a director of property management.

FINANCING

The Company's financing strategy is to maintain a strong, flexible financial position by: (i) maintaining a conservative level of leverage, (ii) extending and sequencing debt maturity dates, (iii) managing floating interest rate exposure and (iv) maintaining liquidity. Management believes these strategies will enable the Company to access a broad array of capital sources, including bank or institutional borrowings, secured and unsecured debt and equity offerings.

It is the Company's policy to limit its borrowings to less than 40% of total market capitalization (defined as the value of outstanding shares of common stock on a fully diluted basis including conversion of partnership units to common stock, plus total debt). Applying a December 31, 1996 closing price of $34.625 per common share, the Company's ratio of debt to total market capitalization was approximately 25% at December 31, 1996.

In January 1996, the Company's Operating Partnership completed a $100 million public debt offering of 7.75% unsecured term notes due January 2001 (the "Term Notes"), which are guaranteed by the Company. The five-year non-callable Term Notes were priced at a discount of 99.952 to yield 7.85% to investors. Net proceeds from the offering were used to pay down substantially all of the borrowings under the Secured Facility.

In March 1996, the Company replaced its secured revolving credit facility (the "Secured Facility") with a new unsecured $100 million revolving credit facility (the "Unsecured Facility") that expires March 29, 1998. Interest on the outstanding balance is payable monthly at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.75%, or the prime rate, at the Company's option. In January 1997, the Unsecured Facility was amended and restated and the interest rate on the line was reduced to LIBOR plus 1.45%. A fee on the unused portion of the Unsecured Facility is payable quarterly at a rate of 0.25% per annum. The Unsecured Facility was completely unused at December 31, 1996.

In October 1996, the Company's Operating Partnership completed a $100 million offering of Remarketed Floating Rate Reset Notes (the "Reset Notes"), which are guaranteed by the Company. The interest rate will reset quarterly and will equal LIBOR plus 75 basis points during the first year. The spread and the spread period for subsequent periods will be adjusted in whole or part at the end of the first year, pursuant to an agreement with the underwriters. Unless previously redeemed, the Reset Notes will have a final maturity of October 23, 2001. Net proceeds from the offering were used to repay all of the borrowings under the Unsecured Facility and for working capital.

COMPETITION

The Properties compete for retail consumer spending on the basis of the diverse mix of retail merchandising and value oriented pricing. Manufacturers' outlet centers have established a niche capitalizing on consumers' growing desire for value-priced goods. The Properties compete for customer spending with other outlet locations, traditional shopping malls, off-price retailers, and other sales channels in the retail industry. The Company believes that the Properties are generally the leading manufacturers' outlet centers in each market. The Company carefully considers the degree of existing and planned competition in each proposed area before deciding to build a new center.

ENVIRONMENTAL MATTERS

The Company is not aware of any environmental liabilities relating to the Properties that would have a material impact on the Company's financial position and results of operations.

PERSONNEL

As of December 31, 1996, the Company had 285 full-time and 71 part-time employees. None of the employees are subject to any collective bargaining agreements, and the Company believes it has good relations with its employees.

ITEM 2.  PROPERTIES

As of December 31, 1996, the Company had 18 operating outlet centers. Of the 18 operating centers, 15 are owned 100% in fee; one, Solvang Designer Outlets, is 50%-owned through a limited partnership; and two, American Tin Cannery Premium Outlets and Lawrence Riverfront Factory Outlets, are held under long-term leases. The Company manages all of its Properties.

Approximately 38% and 40% of the Company's revenues for the years ended December 31, 1996 and 1995, respectively, were derived from the Company's two centers with the highest revenues, Woodbury Common Premium Outlets and Desert Hills Premium Outlets. The loss of either center or a material decrease in revenues from either center for any reason may have a material adverse effect on the Company. In addition, approximately 44% and 45% of the Company's revenues for the years ended December 31, 1996 and 1995, respectively, were derived from the Company's centers in California. Set forth in the table below is certain property information as of December 31, 1996:


                                                YEAR             GLA           NO. OF
NAME/LOCATION                                  OPENED          (SQ. FT.)       STORES                CERTAIN TENANTS
                                             ------------   --------------   ------------   ---------------------------------------
Woodbury Common..........................        1985          573,000           151         Brooks Brothers, Calvin Klein, Donna
Central Valley, NY                                                                           Karan, Polo/Ralph Lauren, Van Heusen,
(New York City Metro area)                                                                   Coach Leather

Desert Hills.............................        1990          432,000           106         Bose, Coach Leather, Donna Karan
Cabazon, CA (Palm Springs-Los Angeles                                                        Eddie Bauer, Nautica, Tommy Hilfiger
area)
Aurora Premium Outlets...................        1987          294,000            66         Ann Taylor, Brooks Brothers, Carters,
Aurora, OH (Cleveland metro area)                                                            Liz Claiborne, Reebok, Off 5th-Saks

North Georgia............................        1996          292,000            76         Bose, Brooks Brothers, Donna Karan,
Dawsonville, GA (Atlanta metro area)                                                         Off 5th-Saks Fifth Ave, Van Heusen

Camarillo Premium Outlets...............         1995          280,000            86         Asics, Barneys New York, Jones New
Camarillo, CA (Los Angeles metro area)                                                       York Levi's, Nine West, Off 5th-Saks
                                                                                             Fifth Ave

Clinton Crossing.........................        1996          272,000            67         Bose, Coach Leather, Donna Karan,
Clinton, CT (I-95/NY-New England corridor)                                                   Off 5th-Saks Fifth Ave, Polo/Ralph
                                                                                             Lauren

Folsom Premium Outlets...................        1990          211,000            58         Bass, Jones New York, Levi's, Nike
 Folsom, CA (Sacramento metro area)                                                          Nine West, Off 5th-Saks Fifth Ave

Petaluma Village.........................        1994          196,000            53         Ann Taylor, Brooks Brothers, Levi's,
 Petaluma, CA (San Francisco metro area)                                                     Reebok, Off 5th-Saks Fifth Ave

Napa Premium Outlets.....................        1994          171,000            49         Cole-Haan, Dansk, Ellen Tracy, Esprit,
 Napa, CA (Napa Valley)                                                                      J.Crew, Nautica, Timberland

Columbia Gorge...........................        1991          148,000            42         Carters, Harry & David, Levi's,
 Troutdale, OR (Portland metro area)                                                         Maidenform, Mikasa, Norm Thompson

Lawrence Riverfront......................        1990          148,000            44         Bass, J.Crew, Jones New York Country,
 Lawrence, KS (Kansas City metro area)                                                       Mikasa

Liberty Village..........................        1981          145,000            58         Calvin Klein, Donna Karan, Ellen Tracy,
 Flemington, NJ (New York-Phila. metro area)                                                 Tommy Hilfiger, Waterford

American Tin Cannery.....................        1987          137,000            49         Anne Klein, Carole Little, Joan &
 Pacific Grove, CA (Monterey Peninsula)                                                      David, London Fog, Reebok, Rockport

Santa Fe Factory Stores..................        1993          125,000            44         Brooks Brothers, Cole-Haan, Dansk,
 Santa Fe, NM                                                                                Donna Karan, Joan & David, Mondi

Patriot Plaza............................        1986           76,000            11         Lenox, Polo/Ralph Lauren, Westpoint
 Williamsburg, VA (Norfolk-Richmond area)                                                    Stevens

Solvang Designer Outlets.................        1994           52,000            15         Bass, Donna Karan, Ellen Tracy,
 Solvang, CA (Southern California area)                                                      Nautica

Mammoth Premium Outlets..................        1990           35,000            11         Bass, Polo/Ralph Lauren
 Mammoth Lakes, CA (Yosemite National Park)

St. Helena Premium Outlets...............        1992           23,000            9          Brooks Brothers, Donna Karan, Joan &
 St. Helena, CA (Napa Valley)                                                                David, Coach Leather
                                                            --------------   ------------
   Total.................................                     3,610,000          995
                                                            ==============   ============

The following sets forth certain information relating to each of the Properties:

Woodbury Common, Central Valley, New York. Woodbury Common Premium Outlets opened in November 1985 and is located approximately 50 miles north of New York City at the Harriman exit of the New York State Thruway (Interstate 87). Significant expansions of 19,000 and 85,000 square feet opened in 1995 and 1993, respectively. The center currently has one of the largest single-center concentrations of upscale/designer outlet stores in the United States. Management believes that this is the most successful outlet center in the New York-New Jersey Metropolitan area.

Desert Hills, Cabazon, California. Desert Hills Premium Outlets opened in August 1990 and is located on Interstate 10, 16 miles west of Palm Springs and 75 miles east of Los Angeles. An expansion of 191,000 square feet opened in 1995. The center serves the population of southern California as well as tourists. Management believes this is the most successful outlet center in southern California.

Aurora Premium Outlets, Aurora, Ohio. Founded over sixty years ago, Aurora Premium Outlets opened as an outlet center in 1987 and is located approximately 30 miles southeast of Cleveland. Expansions of 27,000, 130,000 and 38,000 square feet opened in 1995, 1994, and 1993, respectively.

North Georgia, Dawsonville, Georgia. Phase I of North Georgia Premium Outlets opened in May 1996 and is located approximately 40 miles north of Atlanta on State Road 400.

Camarillo Premium Outlets, Camarillo, California. Camarillo Premium Outlets opened in March 1995 and is located 48 miles north of Los Angeles, about 55 miles south of Santa Barbara on Highway 101. Expansions of 54,000 and 77,000 square feet opened in 1996 and 1995, respectively.

Clinton Crossing, Clinton, Connecticut. Clinton Crossing Premium Outlets opened in August 1996 and is located approximately 22 miles east of New Haven on I-95 at Exit 63.

Folsom Premium Outlets (formerly known as Natoma Station Factory Outlets), Folsom, California. Folsom Premium Outlets opened in March 1990 and is located approximately 20 miles east of Sacramento. An expansion of 22,000 square feet opened in 1996.

Petaluma Village, Petaluma, California. Petaluma Village Premium Outlets opened in November 1994. Expansions of 30,000 and 16,000 square feet opened in 1996 and 1995, respectively. The center is located one hour north of San Francisco and 40 miles north of the Golden Gate Bridge, in Sonoma County on Highway 101.

Napa Premium Outlets, Napa, California. Napa Premium Outlets opened in December 1994. The center is located on Highway 29, the main tourist corridor of the Napa Valley wine region in Northern California, 20 miles south of St. Helena Factory Stores, a smaller Company-owned center. Expansions totaling 99,000 square feet opened during 1995.

Columbia Gorge, Troutdale, Oregon. Columbia Gorge Premium Outlets opened in April 1991 and is located on Interstate 84, 20 miles east of Portland and along the Columbia River Gorge. Expansions totaling 46,000 square feet opened in 1994.

Lawrence Riverfront, Lawrence, Kansas. Lawrence Riverfront opened in April 1990 and is located approximately 40 miles west of Kansas City and 30 miles east of Topeka. Lawrence is home to the University of Kansas. The property is held under a long-term operating land lease expiring in 2007 (subject to renewal at the Company's option until 2087) which provides for an annual rental increase based on increases in the Consumer Price Index. Management believes that the terms of this lease will not materially limit the growth in cash flow to be received by the Company from this property.

Liberty Village, Flemington, New Jersey. Liberty Village Premium Outlets opened in May 1981 and is located approximately 60 miles southwest of New York City and 40 miles north of Philadelphia. Designed in an authentic colonial style, Liberty Village was the industry's first architecturally themed outlet village.

American Tin Cannery, Pacific Grove, California. The Company introduced the manufacturers' outlet center concept to California in 1987 with the opening of the American Tin Cannery Premium Outlets center on the Monterey Peninsula. The center is a renovation of an existing structure along Cannery Row and is located near the Monterey Bay Aquarium, minutes away from Carmel. It is approximately 110 miles south of San Francisco. A 10,000 square foot expansion opened in January 1994. The property is held under a long-term lease expiring in 2012 (subject to renewal at the Company's option through 2022). The lease provides for annual contingent payments to the landlord based on 20% of gross rents (as defined) through 2004, escalating to 50% through its expiration in 2012. The Company has not paid contingent rent since inception of the lease through 1996. Management believes that the terms of this lease will not materially limit the growth in cash flow to be received by the Company from this property.

Santa Fe Factory Stores, Santa Fe, New Mexico. Santa Fe Factory Stores opened in December 1993 and is located on Interstate 25 at the intersection of Route 68, the main road into historic Santa Fe.

Patriot Plaza, Williamsburg, Virginia. Patriot Plaza opened in December 1986 and is located near the historic tourist village of Colonial Williamsburg, 50 miles east of Richmond and 50 miles west of Virginia Beach/Norfolk metro market. Over two million tourists visit Williamsburg, the restored former colonial capital, each year. A 13,000 square foot addition opened during February 1995 and a 22,000 square foot adjacent center was acquired in May 1995.

Solvang Designer Outlets, Solvang, California. Solvang Designer Outlets opened in December 1994 and is located off Highway 101, two and one-half hours north of Los Angeles and thirty minutes northeast of Santa Barbara. The center is 50% owned through a limited partnership.

Mammoth Premium Outlets, Mammoth Lakes, California. Mammoth Premium Outlets opened in 1990. It is located 20 miles from the eastern entrance to Yosemite National Park and five miles from the most popular skiing area in California.

St. Helena Premium Outlets (formerly Village Outlets of Napa Valley) St. Helena, California. St. Helena Premium Outlets opened in November 1992 and is located in the Napa Valley wine region in Northern California, on Route 29, the main thoroughfare for the area. The center is 20 miles north of Napa Premium Outlets.

The Company rents approximately 23,000 square feet of office space in its headquarters facility in Roseland, New Jersey and approximately 4,000 square feet of office space for its west coast regional office in Newport Beach, California.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not presently involved in any material litigation other than routine litigation arising in the ordinary course of business and which is either expected to be covered by liability insurance or have no material impact on the Company's financial position and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the directors and executive officers of the
Company:

      NAME                             AGE                  POSITION
      ----                             ---                  --------
David C. Bloom.......................    40    Chairman of the Board (term
                                               expires in 1999), President
                                               and Chief Executive Officer

William D. Bloom.....................    34    Executive Vice President-
                                               Strategic Relationships and
                                               Director (term expires in 1997)

Brendan T. Byrne......................   72    Director (term expires in 1998)

Robert Frommer........................   62    Director (term expires in 1997)

Barry M. Ginsburg.....................   59    Vice Chairman and Director (term
                                               expires in 1999)
Philip D. Kaltenbacher................   59    Director (term expires in 1999)

Reuben S. Leibowitz...................   49    Director (term expires in 1997)

John D. Santoleri.....................   33    Director (term expires in 1998)

Leslie T. Chao........................   40    Executive Vice President and
                                               Chief Financial Officer

Thomas J. Davis.......................   41    Executive Vice President-Asset
                                               Management

Bruce Zalaznick.......................   40    Executive Vice President-Real
                                               Estate

Michael J. Clarke.....................   43    Vice President-Finance

Denise M. Elmer.......................   40    Vice President, General Counsel
                                               and Secretary

Eric K. Helstrom......................   38    Vice President-Architecture and
                                               Construction

John R. Klein.........................   38    Vice President-Acquisitions and
                                               Development

Gregory C. Link.......................   47     Vice President-Operations

Michele Rothstein.....................   38     Vice President-Marketing

Catherine A. Lassi....................   37     Treasurer

Sharon M. Vuskalns....................   33     Controller

David C. Bloom, Chairman of the Board and Chief Executive Officer since 1993 and President since 1995. Mr. Bloom was a founder and principal of Chelsea, and was President of Chelsea from 1985 to 1993. As Chairman of the Board, President and Chief Executive Officer of the Company, he sets policy and coordinates and directs all the Company's primary functions including development, leasing and finance. Prior to founding Chelsea, he was an equity analyst with The First Boston Corporation (now Credit Suisse First Boston Corporation) in New York. Mr. Bloom graduated from Dartmouth College and received an MBA from Harvard Business School.

William D. Bloom, Executive Vice President-Strategic Relationships since 1996 and Director since 1995. Mr. Bloom joined The Chelsea Group in 1986 and has been responsible for the leasing of all of the Company's projects and was appointed Executive Vice President-Leasing in 1993. In 1996, Mr. Bloom was named Executive Vice President-Strategic Relationships and is responsible for developing and maintaining relationships with major tenants. Prior to joining Chelsea GCA, he was an institutional bond broker with Mabon Nugent in New York. Mr. Bloom graduated from Boston University School of Management.

Brendan T. Byrne, Director since 1993. Since 1982, Mr. Byrne has been a senior partner in the law firm of Carella, Byrne, Bain, Gilfillan, Cecchi, Stewart & Olstein. He previously served as Governor of New Jersey from 1974 to 1982, Prosecutor Essex County (New Jersey), President of the Public Utility Commission and Assignment Judge of the New Jersey Superior Court. He has also served as Vice President of the National District Attorneys Association; Trustee of Princeton University; Chairman of the Princeton University Council on New Jersey Affairs; Chairman of the United States Marshals Foundation; and Chairman of the National Commission on Criminal Justice Standards and Goals (1977). He serves on a Board of the National Judicial College, is a former Commissioner of the New Jersey Sports and Exposition Authority, and is a member of the board of directors of New Jersey Bell Telephone Company, Elizabethtown Water Company, Ingersoll-Rand Company and a former director of The Prudential Insurance Company of America. Mr. Byrne graduated from Princeton University and received an LL.B. from Harvard Law School.

Robert Frommer, Director since 1993. Since 1991, Mr. Frommer has been the principal of Robert Frommer Associates, a real estate consulting firm. In 1992 he commenced a consulting assignment for PG&E Properties, Inc., a wholly-owned subsidiary of PG&E Enterprises, the unregulated business unit of Pacific Gas and Electric Company; and has been President of that subsidiary since 1993. From 1987 to 1991, he was President of The Harlan Company. From 1984 to 1987, he was Vice President for Institutional Facilities for New York University. From 1972 to 1984 he was Executive Vice President of Urban Investment & Development Company, then a wholly-owned subsidiary of Aetna Life & Casualty Company. Mr. Frommer is a graduate of the Wharton School of the University of Pennsylvania, and received an LL.B. from Yale Law School.

Barry M. Ginsburg, Vice Chairman and Director since 1993. Mr. Ginsburg was a founder and principal of GCA and its predecessor companies from 1986 to 1993 and has been involved during the last ten years in all aspects of outlet center development and operations. As Vice Chairman of the Company, he is involved in a range of activities including corporate strategy, investor relations, marketing, leasing and international development. From 1966 through 1985, he was employed by Dansk International Designs, Ltd. and was corporate Chief Operating Officer and Director from 1980 to 1985. Dansk operated a chain of 31 manufacturers' outlet stores. Mr. Ginsburg graduated from Colby College and received an MBA from Cornell University.

Philip D. Kaltenbacher, Director since 1993. Since 1974, Mr. Kaltenbacher has been Chairman of the Board of Directors and Chief Executive Officer of Seton Company, a manufacturer of leather; health care products; industrial foams, films, tapes, adhesives and laminates; and chemicals. Mr. Kaltenbacher was a Commissioner of The Port Authority of New York and New Jersey from September 1985 through February 1993, and served as Chairman from September 1985 through April 1990. Mr. Kaltenbacher graduated from Yale University and received an LL.B. from Yale Law School.

Reuben S. Leibowitz, Director since 1993. Mr. Leibowitz is a Managing Director of E.M. Warburg, Pincus & Co., LLC ("Warburg, Pincus"), a venture banking and investment counseling firm. He has been associated with Warburg, Pincus since 1984. Mr. Leibowitz graduated from Brooklyn College, received an MBA from New York University, a JD from Brooklyn Law School, and an LL.M. from New York University School of Law. Mr. Leibowitz currently serves on the board of directors of Grubb & Ellis Company and Pacific Greystone Corporation.

John D. Santoleri, Director since 1993. Mr. Santoleri is a Managing Director of Warburg, Pincus. He joined Warburg, Pincus in June 1989. From June 1985 to June 1989, he was associated with The Harlan Company, a New York-based real estate consulting firm, and served there as Vice President from September 1988 to June 1989. Mr. Santoleri graduated from the Wharton School of the University of Pennsylvania. He currently serves on the board of directors of Grubb & Ellis Company and Pacific Greystone Corporation.

Leslie T. Chao, Executive Vice President and Chief Financial Officer since 1993. Mr. Chao joined Chelsea in 1987 as Chief Financial Officer. As Executive Vice President and Chief Financial Officer of the Company, he oversees all aspects of project and corporate finance and supervises the administrative, investor relations, human resources and accounting functions of the Company. Prior to joining Chelsea, he was a Vice President in the corporate finance/treasury area of Manufacturers Hanover Corporation (now The Chase Manhattan Corporation), a New York bank holding company. Mr. Chao graduated from Dartmouth College and received an MBA from Columbia Business School.

Thomas J. Davis, Executive Vice President-Asset Management since January 1996. As Executive Vice President-Asset Management, Mr. Davis oversees the asset management activities of the Company including leasing, operations and marketing. From 1988 to 1995, he held various senior positions at Phillips-Van Heusen Corporation, most recently as Vice President-Real Estate. Mr. Davis has eighteen years of factory outlet industry experience and has served the industry in various trade association positions including Chairman of Manufacturers Idea Exchange as well as a board member of the Steering Committee for FOMA (Factory Outlet Marketing Association). Mr. Davis received the 1995 Value Retail News Award of Excellence for individual achievement in the outlet industry.

Bruce Zalaznick, Executive Vice President-Real Estate since 1996. Mr. Zalaznick joined the Company in 1994 as Vice President-Acquisitions responsible for the Company's site acquisition activities. In August 1996, Mr. Zalaznick was named Executive Vice President-Real Estate and is responsible for site acquisitions, development, design and construction activities of the Company. From 1990 to 1994, he was Senior Vice President-Site Acquisition at Prime Retail, Inc., a publicly traded REIT specializing in the development of upscale manufacturers' outlet centers, and in that capacity was responsible for the acquisition and entitlement of approximately three million square feet of outlet space in ten states. Mr. Zalaznick graduated from Cornell University and received an MBA from the Wharton School at the University of Pennsylvania.

Michael J. Clarke, Vice President-Finance since 1994. Mr. Clarke joined the Company in 1994 and is responsible for the Company's accounting, management information systems and treasury functions. From 1985 to 1993, he held various senior positions at Prime Hospitality Corp., a NYSE-listed operator of hotels, most recently as Executive Vice President & Chief Financial Officer. From 1975 to 1985, he was Senior Audit Manager with J.H. Cohn & Company, a large regional public accounting firm based in New Jersey. Mr. Clarke is a certified public accountant and graduated from Seton Hall University.

Denise M. Elmer, Vice President, General Counsel and Secretary since 1993. Ms. Elmer joined Chelsea as General Counsel in 1993. As Vice President, General Counsel and Secretary, she oversees the legal activities of the Company, including those related to property acquisition and development, leasing, finance and operations. From 1988 to 1993, she was a lawyer in the New York law firm of Stadtmauer Bailkin Levine & Masur, where she specialized in commercial real estate law and became a partner in 1990. Ms. Elmer graduated from St. Lawrence University and received a JD from Duke University School of Law.

Eric K. Helstrom, Vice President-Architecture and Construction, since 1996. Mr. Helstrom joined Chelsea GCA in 1995 as Director-Development and was named Vice President-Architecture and Construction in 1996. He oversees the design, engineering and construction activities of the Company. From 1987 to 1995, he held various positions including Director-Architecture/Construction with Alexander Haagen Properties, an AMEX-listed REIT that develops and operates neighborhood, community, power and regional shopping centers. Mr. Helstrom graduated from California Polytechnic San Luis Obispo and received a Masters in Real Estate Development from the University of Southern California. Mr. Helstrom is a licensed architect and general contractor.

John R. Klein, Vice President-Acquisitions and Development, since 1996. Mr. Klein joined Chelsea GCA in 1995 as Director-Acquisitions and was named Vice President-Acquisitions and Development in 1996. He oversees the Company's acquisitions and development activities including site selection and entitlements. From 1991 to 1995, he held various positions at Prime Retail, Inc., most recently as Vice President-Site Acquisition. At Prime, Mr. Klein was involved in the acquisition and entitlement of over two million square feet of manufacturers' outlet space in nine states. Mr. Klein graduated from Columbia University and received an MBA from George Washington University School of Business.

Gregory C. Link, Vice President-Operations since 1996. Mr. Link joined the Company in 1994 as Vice President-Leasing responsible for the management of the Company's leasing activities. In January 1996, Mr. Link was appointed Vice President-Operations and is responsible for supervising property management activities at the Company's existing properties. From 1987 to 1994, he was Chairman, President and Chief Executive Officer of The Ribbon Outlet, Inc., an affiliate of the world's largest ribbon manufacturer, and in that capacity opened over 100 factory outlet stores across the United States. From 1971 to 1987 he held various senior merchandising positions with Phillips-Van Heusen Corporation, Westpoint Pepperell Corporation, May Department Stores and Associated Dry Goods Corporation. Mr. Link graduated from the College of Business and Public Administration of the University of Arizona at Tucson.

Michele Rothstein, Vice President-Marketing since 1993. Ms. Rothstein joined Chelsea in 1989 as Vice President-Marketing. As Vice President-Marketing of the Company, she oversees all aspects of the Company's marketing and promotion activities. From 1987 to 1989, she was a product manager at Regina Company and, prior to 1987, was with Waring & LaRosa Advertising in New York. Ms. Rothstein graduated from the School of Business at the State University of New York at Albany.

Catherine A. Lassi, Treasurer since 1997. Ms. Lassi joined Chelsea in 1987, became Controller in 1990 and Treasurer in January 1997. As Treasurer, she oversees budgeting, forecasting, contract administration, cash management, banking and information management activities for the Company. Ms. Lassi is a certified public accountant and graduated from the University of South Florida.

Sharon M. Vuskalns, Controller since 1997. Ms. Vuskalns joined Chelsea in 1995 as Director of Accounting Services. As Controller, she oversees the accounting and financial reporting activities for the Company. Prior to joining Chelsea, she was a Senior Audit Manager with Ernst & Young, LLP. Ms. Vuskalns is a certified public accountant and graduated from Indiana University.

David C. Bloom and William D. Bloom are brothers.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY MATTERS

The common stock of the Company is traded on the New York Stock Exchange under the ticker symbol CCG. As of DATE, 1997 there were 391 shareholders of record. The Company believes it has more than 4,000 beneficial holders of common stock. The following table sets forth the quarterly high and low closing sales price per share (as derived from the WALL STREET JOURNAL) and the cash distributions declared in 1996 and 1995:

                                      SALES PRICE ($)        DISTRIBUTIONS
QUARTER ENDED                          HIGH     LOW               ($)

December 31, 1996                    34-5/8   29-7/8              0.63
September 30, 1996                   31-7/8   28-1/2              0.575
June 30, 1996                        31-3/4   28-1/4              0.575
March 31, 1996                       30-3/8   28-1/2              0.575

December 31, 1995                    30-1/8   26-3/4              0.575
September 30, 1995                   30-3/8   26-1/2              0.52
June 30, 1995                        28-1/4   23-1/4              0.52
March 31, 1995                       27-3/8   25-1/8              0.52

While the Company intends to continue paying regular quarterly dividends, future dividend declarations will be at the discretion of the Board of Directors and will depend on: the actual cash flow and financial condition of the Company; capital requirements; annual distribution requirements under the REIT provisions of the Internal Revenue Code; covenant limitations under the Unsecured Facility, the Term Notes and the Reset Notes; and such other factors as the Board of Directors deems relevant.

 ITEM 6: SELECTED FINANCIAL DATA

              CHELSEA GCA REALTY, INC. AND PREDECESSOR BUSINESS (1)
                (IN THOUSANDS EXCEPT PER SHARE, AND CENTER DATA)
                                                                                              Period           Period
                                                                                               Nov.             Jan.         Year
                                                                Year Ended                      2,               1,          Ended
                                                               December 31,                    1993             1993         Dec.
                                                                                                to               to           31,
                                                                                               Dec. 31,         Nov.1,
                                                    1996          1995         1994            1993             1993          1992
                                                    ----          ----         ----            ----             ------       ------
Operating Data:
Rental income...............................       $63,792       $51,361      $38,010       $6,401           $21,398       $23,419
Total revenues..............................        91,356        72,515       53,145        8,908            29,844        32,763
Total expenses..............................        59,996        41,814       28,179        4,618            28,372        29,923

Income before minority interest.............        31,360        29,650       24,966        4,290            1,472         2,840

Minority interest...........................        (9,899)      (10,078)     (8,538)       (1,470)          (1,128)       (1,640)

Income before extraordinary item............        21,461        19,572       16,428        2,820              344         1,200
Extraordinary item - loss on
  retirement of debt........................          (607)         -            -          (6,185)               -             -

Net income (loss)...........................        20,854        19,572       16,428       (3,365)             344         1,200

Income per share before extraordinary item..         $1.78         $1.72        $1.50        $0.26               -            -
Net income (loss) per share.................         $1.73         $1.72        $1.50       $(0.31)              -            -

OWNERSHIP INTEREST:
REIT common shares..........................        12,062        11,359       10,956        10,937              -            -
Operating Partnership units.................         5,316         5,601        5,690         5,703              -            -
Weighted average shares/units outstanding...        17,378        16,960       16,646        16,640              -            -

BALANCE SHEET DATA:
Rental properties before accumulated
    depreciation............................      $512,354      $415,983     $332,834      $243,218         $192,565     $158,473
Total assets................................       502,212       408,053      330,775       288,732          188,895      152,926
Total liabilities  .........................       240,878       141,577       68,084        24,496          173,012      146,860
Minority interest...........................        75,994        89,718       91,640        90,564            5,587        4,121
Stockholders'/owners' equity................      $185,340      $176,758     $171,051      $173,672          $10,296       $1,945
Distributions declared per common share.....        $2.355        $2.135        $1.90         $0.30             -             -

OTHER DATA:
Funds from operations (2)...................       $48,616       $41,870      $33,631       $5,648           $7,727        $8,880

Cash flows from:
   Operating activities.....................       $52,898       $36,330      $32,522       $4,746           $9,893        $9,030
   Investing activities.....................       (98,956)      (81,926)     (79,595)     (63,607)         (29,032)      (13,661)
   Financing activities.....................       $55,957       $40,474      $(1,707)    $116,570          $22,692       $ 6,341

GLA at end of period........................       3,610         2,934        2,342         1,879            1,620         1,444
Weighted average GLA (3)....................       3,255         2,680        2,001         1,743            1,550         1,401
Centers at end of the period................          18            16           16            13               12            12
New centers opened..........................           2             1            3             1                -             2
Centers expanded............................           5             7            4             3                2             1
Centers sold................................           -             1            -             -                -             -

NOTES TO SELECTED FINANCIAL DATA:
(1) The selected financial data includes the combined financial statements of Chelsea GCA Properties ("Predecessor Business") for the periods prior to November 2, 1993, and the consolidated financial statements of Chelsea GCA Realty, Inc. for the periods after November 1, 1993.

(2) Management considers funds from operations ("FFO") an appropriate measure of performance for an equity real estate investment trust. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, exclusive of outparcel sales, plus depreciation and amortization (as defined by NAREIT), and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. FFO does not represent net income or cash flow from operations as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indicator of operating performance or to cash from operations, and is not necessarily indicative of cash flow available to fund cash needs.

(3)  GLA weighted by months in operation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in connection with the financial statements included and notes thereto appearing elsewhere in this annual report.

Certain comparisons between periods have been made on a percentage or weighted average per square foot basis. The latter technique adjusts for square footage changes at different times during the year.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of) and SFAS No. 123 (Accounting for Stock-Based Compensation) which are effective for fiscal years beginning after December 15, 1995. The Company adopted SFAS No. 121 in the first quarter of 1996 and provided the required footnote disclosure under SFAS No. 123 in the financial statements. Adoption of SFAS No. 121 or 123 has no material impact on the Company's financial position or results of operations.

GENERAL OVERVIEW

At December 31, 1996, the Company operated 18 manufacturers' outlet centers, compared to 16 at the end of 1995 and 1994. The Company's operating gross leasable area ("GLA") at December 31, 1996 was 3.6 million square feet compared to 2.9 million square feet and 2.3 million square feet at December 31, 1995 and 1994, respectively.

From January 1, 1994 to December 31, 1996, the Company grew by increasing rents at its operating centers, opening six new centers and expanding ten centers. The
1.7 million square feet ("sf") of GLA added is detailed in the schedule that follows:

                                                    SINCE
                                                   JANUARY 1,
                                                    1994             1996                1995                   1994
                                                  ------------  ---------------     -------------          ----------------
Changes in GLA (sf in 000's):
  NEW CENTERS OPENED:
    Camarillo Premium Outlets                      149                  -                    149                 -
    Petaluma Village.......................        150                  -                    -                   150
    Napa Premium Outlets...................         72                  -                    -                    72
    Solvang Designer Outlets                        52                  -                    -                    52
    North Georgia..........................        292                  292                  -                    -
    Clinton Crossing.......................        272                  272                  -                    -
                                               -------------    ----------------   --------------         -------------
  TOTAL NEW CENTERS.........................       987                  564                  149                 274

  CENTERS EXPANDED:
Desert Hills...............................        191                  -                    191                   -
Aurora Premium Outlets.....................        157                  -                     27                  130
Woodbury Common............................         25                   2                    19                    4
Napa Premium Outlets.......................         99                   -                    99                   -
Camarillo Premium Outlets..................        131                  54                    77                   -
Columbia Gorge.............................         46                   -                    -                    46
Patriot Plaza..............................         35                   -                    35                   -
Petaluma Village...........................         46                   30                   16                   -
Folsom Premium Outlets.....................         22                   22                   -                    -
Liberty Village............................          4                    4                    -                   -
Other......................................          2                    -                   (7)                   9
                                              ----------------  ----------------    ----------------        ----------------
  TOTAL CENTERS EXPANDED...................        758                  112                  457                 189

  CENTERS SOLD:
Page Factory Stores........................        (14)                 -                    (14)                -
                                             ----------------     ----------------     ----------------    ----------------

  GLA ADDED DURING THE PERIOD..............       1,731                 676                  592                 463

  OTHER DATA:
    GLA at end of period...................                             3,610                2,934               2,342
    Weighted average GLA (1)...............                             3,255                2,680               2,001
    Centers at end of period...............                                18                   16                  16
    New centers opened.....................                                 2                    1                   3
    Centers expanded.......................                                 5                    7                   4
    Centers sold...........................                                 -                    1                   -


NOTE:  (1)  Average GLA weighted by months in operation

The Company's centers produced weighted average reported tenant sales of approximately $345 per square foot in 1996 compared to $313 and $309 per square foot in 1995 and 1994, respectively.

Two of the Company's centers, Woodbury Common and Desert Hills, provided approximately 38%, 40% and 45% of the Company's total revenue for the years 1996, 1995, and 1994, respectively. In addition, approximately 44%, 45%, and 32% of the Company's revenues for the years ended December 31, 1996, 1995 and 1994, respectively, were derived from the Company's centers in California.

The Company does not consider any of its lessees to be anchor tenants and no individual tenant accounts for more than 10% of the Company's gross revenues or total GLA. Only one tenant, combining all of its store concepts, occupies in excess of 2.7% of the Company's total GLA. In view of these statistics and the Company's past success in re-leasing available space, the Company believes the loss of any individual tenant would not have a significant effect on future operations.

 The discussion below is based upon operating income before minority interest and extraordinary item. The minority interest in net income varies from period to period as a result of changes in Operating Partnership interests and the Company's 50% investment in Solvang.

Comparison of year ended December 31, 1996 to year ended December 31, 1995

Operating income before interest, depreciation and amortization increased $12.4 million, or 26.8%, to $59.1 million in 1996 from $46.7 million in 1995. This increase was primarily the result of the Company's expansions and new center openings.

Base rentals increased $10.4 million, or 22.5%, to $56.4 million in 1996 from $46.0 million in 1995 due to expansions, new center openings and higher average rents. Base rental revenue per weighted average square foot increased to $17.32 in 1996 from $17.17 in 1995 as a result of higher rental rates on new leases and renewals.

Percentage rents increased $2.1 million, or 38.7%, to $7.4 million in 1996 from $5.3 million in 1995. The increase was primarily due to increases in tenant sales, new center openings and expansions at the Company's larger centers.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $5.1 million, or 25.6%, to $24.8 million in 1996 from $19.7 million in 1995, due to the recovery of operating and maintenance costs at new and expanded centers. On a weighted average square foot basis, expense reimbursements increased 3.5% to $7.61 in 1996 from $7.35 in 1995. The average recovery of reimbursable expenses was 91.8% in 1996 compared to 93.9% in 1995.

Other income increased $1.3 million to $2.8 million in 1996 from $1.5 million in 1995 primarily as a result of an outparcel sale at one of the operating centers, increased interest income and lease termination settlements.

Interest, in excess of amounts capitalized, increased $5.7 million to $8.8 million in 1996 from $3.1 million in 1995, due to higher debt balances from the issuance of $200 million of public debt during 1996 and lower construction in progress.

Operating and maintenance expenses increased $6.0 million, or 28.6%, to $27.0 million in 1996 from $21.0 million in 1995. The increase was primarily due to costs related to expansions and new centers. On a weighted average square foot basis, operating and maintenance expenses increased 5.9% to $8.29 in 1996 from $7.83 in 1995 as a result of increased insurance expense and additional maintenance and security services provided at the centers.

General and administrative expenses increased $0.3 million to $3.3 million in 1996 from $3.0 million in 1995. On a weighted average square foot basis, general and administrative expenses decreased 7.2% to $1.03 in 1996 from $1.11 in 1995. Increased personnel and overhead costs were offset by additions to operating GLA.

Other expenses remained stable at $1.9 million in 1996 and 1995.

Comparison of year ended December 31, 1995 to year ended December 31, 1994

Operating income before interest, depreciation and amortization increased $11.8 million, or 33.7%, to $46.7 million in 1995 from $34.9 million in 1994. This increase was primarily the result of the Company's expansions and new center openings.

Base rentals increased $11.6 million, or 33.7%, to $46.0 million in 1995 from $34.4 million in 1994 due to expansions and new center openings. Base rental revenue per weighted average square foot remained stable at $17.17 in 1995 compared to $17.20 in 1994.

Percentage rents increased $1.7 million, or 48.4%, to $5.3 million in 1995 from $3.6 million in 1994. The increase was primarily due to increases in tenant sales and expansions at the Company's larger centers.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $6.1 million, or 45.1%, to $19.7 million in 1995 from $13.6 million in 1994, due to the recovery of operating and maintenance costs at new and expanded centers. On a weighted average square foot basis, expense reimbursements increased 8.3% to $7.35 in 1995 from $6.79 in 1994. The average recovery of reimbursable expenses was 93.9% in 1995 compared to 94.7% in 1994.

Other income decreased $0.1 million to $1.5 million in 1995 from $1.6 million in 1994 primarily as a result of declining interest income from investment of IPO proceeds.

Interest, in excess of amounts capitalized, increased $2.1 million to $3.1 million in 1995 from $1.0 million in 1994, due to higher borrowings under the Credit Facility.

Operating and maintenance expenses increased $6.7 million, or 46.4%, to $21.0 million in 1995 from $14.3 million in 1994. The increase was primarily due to costs related to expansions and new centers. On a weighted average square foot basis, operating and maintenance expenses increased 9.4% to $7.83 in 1995 from $7.16 in 1994 as a result of increased real estate taxes and additional maintenance services.

General and administrative expenses increased $0.4 million to $3.0 million in 1995 from $2.6 million in 1994. On a weighted average square foot basis, general and administrative expenses decreased 13.3% to $1.11 in 1995 from $1.28 in 1994. Increased personnel and overhead costs were offset by additions to operating GLA.

Other expenses increased $0.6 million to $1.9 million in 1995 from $1.3 million in 1994. The increase included additional reserves for bad debts, legal fees, and tenant improvement write-offs.

In December 1995, the Company sold its smallest property to an unrelated third party at a book loss of $1.1 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes it has adequate financial resources to fund operating expenses, distributions, and planned development and construction activities. Operating cash flow in 1996 of $52.9 million is expected to increase with a full year of operations of the 676,000 square feet of GLA added during 1996 and scheduled openings of approximately 600,000 to 700,000 square feet of expansions and a new center in 1997, subject to market demand. In addition, at December 31, 1996 the Company had $100 million available under its Unsecured Facility, access to the public markets through its $200 million equity shelf registration, and cash and cash equivalents of $13.9 million.

Operating cash flow is expected to provide sufficient funds for distributions in accordance with REIT federal income tax requirements. In addition, the Company anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its centers.

In the fourth quarter of 1996, the Company raised its quarterly distribution to $0.63 per share from $0.575 per share, a 9.6% increase. Distributions declared and recorded in 1996 were $40.4 million or $2.355 per share or unit. The Company's 1996 distribution payout ratio as a percentage of net income before depreciation and amortization, loss on sale of property and minority interest was 83.0%. Distributions are limited by covenants of the Unsecured Facility to 95% of net income before depreciation and amortization and minority interest.

In January 1996, the Company's Operating Partnership completed a $100 million public debt offering of 7.75% unsecured term notes due January 2001 (the "Term Notes"), which are guaranteed by the Company. The five-year non-callable Term Notes were priced at a discount of 99.952 to yield 7.85% to investors. Net proceeds from the offering were used to pay down substantially all of the borrowings under the Secured Facility.

In March 1996, the Company replaced its secured revolving credit facility (the "Secured Facility") with a new unsecured $100 million revolving credit facility (the "Unsecured Facility") which expires March 29, 1998. Interest on the outstanding balance is payable monthly at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.75%, or the prime rate, at the Company's option. In January 1997, the interest rate on the line was reduced to LIBOR plus 1.45%. A fee on the unused portion of the Unsecured Facility is payable quarterly at a rate of 0.25% per annum. The Unsecured Facility was completely unused at December 31, 1996.

In October 1996, the Company's Operating Partnership completed a $100 million offering of Remarketed Floating Rate Reset Notes (the "Reset Notes"), which are guaranteed by the Company. The interest rate will reset quarterly and will equal LIBOR plus 75 basis points during the first year. The spread and the spread period for subsequent periods will be adjusted in whole or part at the end of the first year, pursuant to an agreement with the underwriters. Unless previously redeemed, the Reset Notes will have a final maturity of October 23, 2001. Net proceeds from the offering were used to repay all of the borrowings under the Unsecured Facility and for working capital.

The Company is in the process of planning development for 1997 and beyond. At December 31, 1996, approximately 380,000 square feet of the Company's planned 1997 development was under construction. The Company anticipates 1997 development and construction costs of $90 million to $100 million. Funding is currently expected from borrowings under the Unsecured Facility, additional debt offerings, and/or equity offerings.

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

It is the Company's policy to limit its borrowings to less than 40% of total market capitalization (defined as the value of outstanding shares of common stock on a fully diluted basis including conversion of partnership units to common stock, plus total debt). Applying a December 31, 1996 closing price of $34.625 per common share, the Company's ratio of debt to total market capitalization was approximately 25% at December 31, 1996.

Net cash provided by operating activities was $52.9 million and $36.3 million for the years ended December 31, 1996 and 1995, respectively. The increase was primarily due to the growth of the Company's GLA to 3.6 million square feet in 1996 from 2.9 million square feet in 1995 and increases in accrued interest on the borrowings. Net cash used in investing activities increased $17.0 million for the year ended December 31, 1996 compared to 1995, primarily as a result of increased construction activity. Net cash provided by financing activities increased $15.5 million primarily due to debt offerings offset by repayments of the Unsecured and Secured Facility.

Net cash provided by operating activities was $36.3 million and $32.5 million for the years ended December 31, 1995 and 1994, respectively. The increase was primarily due to the growth of the Company's GLA to 2.9 million square feet in 1995 from 2.3 million square feet in 1994. Net cash used in investing activities increased $2.3 million for the year ended December 31, 1995 compared to 1994, primarily as a result of increased construction activity. Net cash provided by financing activities increased $42.2 million primarily due to increased borrowings for development and construction activity during 1995.

FUNDS FROM OPERATIONS

Management believes that funds from operations ("FFO") should be considered in conjunction with net income, as presented in the statements of operations included elsewhere herein, to facilitate a clear understanding of the operating results of the Company. Management considers FFO an appropriate measure of performance for an equity real estate investment trust. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, exclusive of outparcel sales, plus depreciation and amortization (as defined by NAREIT), and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. FFO does not represent net income or cash flow from operations as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indicator of operating performance or to cash from operations, and is not necessarily indicative of cash flow available to fund cash needs.

In March 1995, NAREIT issued a clarification of its definition of FFO. For illustrative purposes, the following table presents the Company's FFO under both methods of calculation for the years 1996 and 1995:

                                                                Current Method                                  Old Method
                                                                  Year Ended                                     Year Ended
                                                                 December 31,                                   December 31,
                                                            1996              1995                         1996            1995
                                                           ------------      -------------                ------------   ---------

Net income before extraordinary item.............           $21,461           $19,572                      $21,461          $19,572
Add:
  Depreciation and amortization (1)..............            18,747            12,645                       18,747           12,645
  Amortization of deferred financing costs and
     depreciation of non-rental real estate assets           (1,234)           (1,191)                      -                 -
  Loss on sale of property.......................             -                 1,051                       -                 1,051
  Minority interest (1)..........................             9,642             9,793                        9,642            9,793
                                                         ------------      -------------                ------------       --------
FFO .............................................           $48,616           $41,870                      $49,850          $43,061
                                                           ============      =============                ============     ========

Average shares/units outstanding.................           17,378            16,960                       17,378            16,960
Dividends declared per share.....................           $2.355            $2.135                       $2.355            $2.135

NOTE: (1) Excludes depreciation of $218 and $178 and minority interest of $257 and $285 for the years ended December 31, 1996 and 1995, respectively, attributed to the 50% limited partner in Solvang

 ECONOMIC CONDITIONS

Substantially all leases contain provisions, including escalations of base rents and percentage rentals calculated on gross sales, to mitigate the impact of inflation. Inflationary increases in common area maintenance and real estate tax expenses are substantially all reimbursed by tenants.

Virtually all tenants have met their lease obligations and the Company continues to attract and retain quality tenants. The Company intends to reduce operating and leasing risks by continually improving its tenant mix, rental rates and lease terms, and by pursuing contracts with creditworthy upscale and national brand-name tenants.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and financial information of the Company for the years ended December 31, 1996, 1995 and 1994 and the Reports of the Independent Auditors thereon are included elsewhere herein. Reference is made to the financial statements and schedules in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEMS 10, 11, 12 AND 13.

The required information in the following items will appear in the Company's Proxy Statement furnished to shareholders in connection with the 1997 Annual Meeting, and is incorporated by reference in this Form 10-K Annual Report.

Item 10.         Directors and Executive Officers of the Registrant*

Item 11.         Executive Compensation

Item 12.         Security Ownership of Certain Beneficial Owners and Management

Item 13.         Certain Relationships and Related Transactions

* Certain information regarding Directors and Officers is included at the end of
Part I.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1 and 2. The response to this portion of Item 14 is submitted as a separate section of this report.

         3.       Exhibits

         3.1 Articles of Incorporation of the Company, as amended. Incorporated by reference to Exhibit 3.1 to Form 10Q for the quarterly period ended June 30, 1996.

         3.2      By-laws of the Company.  Incorporated by reference to
                  Exhibit 3.2 to Registration Statement filed by the Company on Form S-11 under the Securities Act of 1933 (file No. 33-67870) (S-11).

         3.3 Agreement of Limited Partnership for the Operating Partnership. Incorporated by reference to Exhibit
                  3.3 to S-11.

         4.1 Form of Indenture among the Company, Chelsea GCA Realty Partnership, L.P., and State Street Bank and Trust Company, as Trustee. Incorporated by reference to Exhibit 4.4 to Registration Statement filed by the Company on Form S-3 under the Securities Act of 1933 (File No. 33-98136).

         10.1 Registration Rights Agreement among the Company and recipients of Units. Incorporated by reference to
                  Exhibit 4.1 to S-11.

         10.2 Amended and Restated Credit Agreement dated January 27, 1997 among Chelsea GCA Realty Partnership, L.P., Chelsea GCA Realty, Inc., The First National Bank of Boston, individually and as an agent, and other Lending Institutions listed therein.

         10.3 Employment Agreement dated December 15, 1995 by and between the Company and Thomas J. Davis.
                  Incorporated by reference to Exhibit 10.5 to Form 10K for the year ended December 31, 1995.

         10.4     Agreement dated August 25, 1995, among Chelsea
                  GCA Realty, Inc., Chelsea GCA Realty Partnership, L.P. and Steven L. Craig. Incorporated by reference to Exhibit 10.6 to Form 10K for the year ended December 31, 1995.


         23.1     Consent of Ernst & Young LLP.

(b)      Reports on Form 8-K filed during the period covered by this report.
         None

(c)      Exhibits
         None

(d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate schedule of this report.

                  ITEM 8, ITEM 14(A)(1) AND (2) AND ITEM 14(D)


(A)1.             FINANCIAL STATEMENTS
                                                                   FORM 10-K
                                                                   REPORT PAGE
CONSOLIDATED FINANCIAL STATEMENTS-CHELSEA GCA REALTY, INC.

Report of Independent Auditors....................................   F-1
Consolidated Balance Sheets as of December 31, 1996 and 1995         F-2
Consolidated Statements of Operations for the years ended
   December 31, 1996, 1995 and 1994...............................   F-3
Consolidated Statements of Stockholders' Equity for the years
ended December 31, 1996, 1995 and 1994...........................    F-4
Consolidated Statements of Cash Flows for the years ended
December 31, 1996, 1995 and 1994..................................   F-5
Notes to Consolidated Financial Statements........................   F-6

(A)2 AND (D) FINANCIAL STATEMENT SCHEDULE

Schedule III-Consolidated Real Estate and Accumulated
Depreciation......................................................   F-15
                                                                 and F-16

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


BOARD OF DIRECTORS
CHELSEA GCA REALTY, INC.

We have audited the accompanying consolidated balance sheets of Chelsea GCA Realty, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index as Item 14(a). These financial statements and schedule are the responsibility of the management of Chelsea GCA Realty, Inc. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chelsea GCA Realty, Inc. as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



ERNST & YOUNG LLP
NEW YORK, NEW YORK
FEBRUARY 12, 1997

                            CHELSEA GCA REALTY, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                DECEMBER 31,
                                                                                1996                1995
                                                                                -----------     -----------
Assets
Rental properties:
     Land..................................................................   $  80,312            $ 75,224
     Depreciable property..................................................     432,042             340,759
                                                                                -----------      -----------
Total rental property......................................................     512,354             415,983
Accumulated depreciation...................................................     (58,054)            (41,373)
                                                                                -----------      -----------
Rental properties, net.....................................................     454,300             374,610
Cash and equivalents.......................................................      13,886               3,987
Notes receivable-related parties...........................................       8,023               8,129
Deferred costs, net........................................................      10,321               7,731
Other assets...............................................................      15,682              13,596
                                                                                -----------       -----------
Total assets...............................................................   $ 502,212             408,053
                                                                                ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Bank debt.............................................................     $  -              $  96,000
     7.75% Unsecured Notes due 2001                                              99,668                -
     Remarketed Floating Rate Reset Notes due 2001.........................     100,000                -
     Construction payables.................................................      14,473              18,617
     Accounts payable and accrued expenses.................................      12,257               5,730
     Obligation under capital lease........................................       9,805               9,845
     Distribution payable to stockholders..................................        -                  6,604
     Distribution payable to unitholders...................................       3,038               3,186
     Rent payable..........................................................       1,637               1,595
                                                                                -----------         ----------
Total liabilities..........................................................     240,878             141,577

Commitments and contingencies

Minority interest..........................................................      75,994              89,718

Stockholders' equity:
     Preferred stock, $0.01 par value,
       authorized 5,000 shares, none issued
     Common stock, $0.01 par value, authorized 50,000 shares,
       issued and outstanding 12,402 in 1996 and 11,485 in 1995.............        124                 115
     Paid-in-capital.......................................................     207,910             192,069
     Distributions in excess of net income.................................     (22,694)            (15,426)
                                                                                -----------         -----------
Total stockholders' equity.................................................     185,340             176,758
                                                                                -----------         -----------
Total liabilities and stockholders' equity.................................   $ 502,212            $408,053
                                                                                ===========        ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                            CHELSEA GCA REALTY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       YEAR ENDED DECEMBER 31,
                                                         1996               1995               1994
                                                     --------------     --------------     --------------
REVENUES:
     Base rental....................................     $56,390            $46,025            $34,415
     Percentage rentals.............................       7,402              5,336              3,595
     Expense reimbursements.........................      24,758             19,704             13,584
     Other income...................................       2,806              1,450              1,551
                                                         --------------  --------------     --------------
Total revenues......................................      91,356             72,515             53,145

EXPENSES:
     Interest.......................................      8,818              3,129                982
     Operating and maintenance......................     26,979             20,984             14,337
     Depreciation and amortization..................     18,965             12,823              8,982
     General and administrative.....................      3,342              2,967              2,561
     Other..........................................      1,892              1,911              1,317
                                                         --------------   --------------     --------------
Total expenses......................................     59,996             41,814             28,179

Operating income....................................     31,360             30,701             24,966
Loss on sale of center..............................     -                  (1,051)               -
                                                         --------------     --------------    -----------
Income before minority interest and extraordinary item    31,360             29,650             24,966

Minority interest...................................      (9,899)           (10,078)            (8,538)
                                                         --------------     --------------    --------------
Income before extraordinary item....................      21,461             19,572             16,428
Extraordinary item-loss on early
     extinguishment of debt, net of minority
     interest in the amount of $295................         (607)               -                  -
                                                         --------------     --------------     --------------

NET INCOME..........................................     $20,854            $19,572            $16,428
                                                         ==============     ==============     ==============

Income per share before
extraordinary item..........                               $1.78              $1.72              $1.50
Extraordinary item per
share...............................................       (0.05)                -                  -
                                                        --------------     --------------      --------------

Net income per share................................       $1.73              $1.72              $1.50
                                                        ==============     ==============      ==============
Weighted average common
shares outstanding..................................      12,062             11,359             10,956
                                                        ==============     ==============      ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
STATEMENTS.

                            CHELSEA GCA REALTY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       Common         Additional       Distributions        Total
                                                       Stock at       Paid-in-        in Excess of       Stockholders'
                                                       Par Value      Capital          Net Income           Equity
                                                     --------------   ---------------   --------------- ---------------
Balance December 31, 1993........................      $109             $180,209          ($6,646)         $173,672
Net income.......................................        -                -                16,428            16,428

Cash distributions declared ($1.90 per share of
    which $0.30 represented a return of capital
     for federal income tax purposes)............                        -               (20,840)          (20,840)

Shares issued in exchange for units of the
    Operating Partnership .......................        2                 1,789             -               1,791
                                                   --------------   ---------------   ---------------  ---------------
Balance December 31, 1994........................      111               181,998        (11,058)           171,051

Net income.......................................       -                    -           19,572             19,572

Cash distributions declared ($2.135 per share of
   which $0.406 represented a return of capital for
   federal income tax purposes...................       -                    -          (23,940)           (23,940)

 Shares issued in exchange for units of the
   Operating Partnership.........................         1                1,628             -               1,629

Shares issued through dividend
     reinvestment program........................         3                8,443             -               8,446
                                                   --------------   ---------------   ---------------  ---------------

BALANCE DECEMBER 31, 1995........................       115              192,069        (15,426)           176,758

NET INCOME.......................................        -                -              20,854             20,854

CASH DISTRIBUTIONS DECLARED ($2.355 PER SHARE OF
   WHICH $0.33 REPRESENTED A RETURN OF
   CAPITAL FOR FEDERAL INCOME TAX PURPOSES.....          -                -             (28,122)           (28,122)

Exercise of stock options........................         1                2,583             -               2,584

Shares issued in exchange for units of the
   Operating Partnership.........................         8               12,626             -              12,634

Shares issued through dividend
     reinvestment program........................         -                  632             -                 632
                                                   --------------   ---------------   ---------------  ---------------
Balance December 31, 1996........................      $124             $207,910          ($22,694)       $185,340
                                                   ==============   ===============   ===============  ===============

The accompanying notes are an integral part of the financial statements.

                            CHELSEA GCA REALTY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          Year ended December 31,
                                                            1996               1995            1994
                                                            --------------   -------------  --------------

Cash flows from operating activities
Net income.............................................     $20,854            $19,572           $16,428
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization                           18,965             12,823             8,982
     Minority interest in net income                          9,604             10,078             8,538
     Loss on sale of center............................         -                1,051               -
     Loss on early extinguishment of debt..............         902                -                 -
     Additions to deferred lease costs.................      (2,537)            (1,245)             (823)
     Other operating activities........................         191                146               -
     Changes in assets and liabilities:
      Straight-line rent receivable....................     (1,595)             (1,357)           (1,205)
      Other assets.....................................        (15)             (2,893)             (677)
      Accounts payable and accrued expenses............      6,529              (1,845)            1,279
                                                          --------------        -------------- --------------
Net cash provided by operating activities.............      52,898              36,330            32,522

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental properties.........................    (97,585)             (80,249)          (76,071)
Additions to deferred development costs................     (1,477)              (2,068)             (755)
Advances to related parties............................        (67)                (189)           (2,769)
Payments from related parties..........................        173                  115               -
Proceeds from sale of center...........................         -                   465               -
                                                            --------------     --------------    --------------
Net cash used in investing activities..................    (98,956)             (81,926)          (79,595)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock.................      2,583                8,446               -
Contributions..........................................        -                     -              2,429
Distributions..........................................     (47,124)           (34,748)          (27,957)
Debt proceeds .........................................     292,592             68,000            28,000
Repayments of debt.....................................    (189,000)                -                 -
Additions to deferred financing costs..................      (3,660)              (866)           (4,179)
Other financing activities.............................         566               (358)              -
                                                            --------------     --------------    --------------
Net cash provided by (used in) financing activites.....      55,957             40,474            (1,707)

Net increase (decrease) in cash and equivalents.......        9,899             (5,122)           (48,780)
Cash and equivalents, beginning of period.............        3,987              9,109             57,889
                                                            --------------     --------------    --------------
Cash and equivalents, end of period...................      $13,886             $3,987             $9,109
                                                            ==============     ==============    ==============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF FINANCIAL STATEMENTS.

                          NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

Chelsea GCA Realty, Inc. (the "Company") is engaged in the development, ownership, acquisition and operation of manufacturers' outlet centers. As of December 31, 1996 the Company operated 18 manufacturers' outlet centers in 10 states. The Company is a self-administered and self-managed real estate investment trust ("REIT"). The Company is a general partner in Chelsea GCA Realty Partnership, L.P. (the "Operating Partnership").

BASIS OF PRESENTATION

All of the Company's assets are held by, and all of its operations conducted through, the Operating Partnership. Due to the Company's ability, as the sole general partner, to exercise financial and operational control over the Operating Partnership, it is consolidated in the accompanying financial statements. All intercompany transactions have been eliminated in consolidation.

The consolidated financial statements of the Company include the accounts of Solvang Designer Outlets ("Solvang"), a limited partnership in which the Company has had a 50% interest since February 24, 1994 (the date of commencement of development). As sole general partner, the Company has the ability to exercise financial and operational control over the partnership. Solvang is not material to the operations or financial position of the Company.

Certain balances in the accompanying prior year financial statements have been reclassified to conform to the current year presentation.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

RENTAL PROPERTIES

Rental properties are presented at cost net of accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The Company uses 25-40 year estimated lives for buildings, and 15 and 5-7 year estimated lives for land improvements and equipment, respectively. Expenditures for ordinary maintenance and repairs are charged to operations as incurred, while significant renovations and enhancements that improve and/or extend the useful life of an asset are capitalized and depreciated over the estimated useful life. During 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 requires that the Company review real estate assets for impairment wherever events or changes in circumstances indicate that the carrying value of assets to be held and used may not be recoverable. Impaired assets are reported at the lower of cost or fair value. Assets to be disposed of are reported at the lower of cost or fair value less cost to sell. Prior to the adoption of SFAS No. 121, real estate assets were stated at the lower of cost or net realizable value. No impairment losses have been recorded in any of the periods presented.

CASH AND EQUIVALENTS

All demand and money market accounts and certificates of deposit with original terms of three months or less are considered cash equivalents. At December 31, 1996 and 1995 cash equivalents consisted of repurchase agreements which were held by one financial institution and US Government agency securities which matured in January of the following year. The carrying amount of such investments approximated fair value.

DEVELOPMENT COSTS

Development costs, including interest, taxes, insurance and other costs incurred in developing new properties, are capitalized. Upon completion of construction, development costs are amortized on a straight-line basis over the useful lives of the respective assets.

CAPITALIZED INTEREST

Interest, including the amortization of deferred financing costs for borrowings used to fund development and construction, is capitalized as construction in progress and allocated to individual property costs.

RENTAL EXPENSE

Rental expense is recognized on a straight-line basis over the initial term of the lease.

DEFERRED LEASE COSTS

Deferred lease costs consist of fees and direct costs incurred to initiate and renew operating leases, and are amortized on a straight-line basis over the initial lease term or renewal period as appropriate.

DEFERRED FINANCING COSTS

Deferred financing costs are amortized as interest costs on a straight-line basis over the terms of the respective agreements. Unamortized deferred financing costs are expensed when the associated debt is retired before maturity.

REVENUE RECOGNITION

Leases with tenants are accounted for as operating leases. Minimum rental income is recognized on a straight-line basis over the lease term. Due and unpaid rents are included in other assets in the accompanying balance sheet. Certain lease agreements contain provisions for rents which are calculated on a percentage of sales and recorded on the accrual basis. Virtually all lease agreements contain provisions for reimbursement of real estate taxes, insurance, advertising and certain common area maintenance costs.

INCOME TAXES

The Company is taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, commencing with the tax year ended December 31, 1993. As a REIT, the Company generally is not subject to federal income tax. To maintain qualification as a REIT, the Company must distribute at least 95% of its REIT taxable income to its stockholders and meet certain other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state and local taxes on its income and property. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. At December 31, 1996 and 1995, the Company was in compliance with all REIT requirements and was not subject to federal income taxes.

NET INCOME PER COMMON SHARE

Net income per common share is computed in accordance with the treasury stock method and is based on the weighted average number of common shares and common stock equivalent shares outstanding during the years ended December 31, 1996, 1995 and 1994. The common stock equivalent shares represent options outstanding.

STOCK OPTION PLAN

The Company follows Accounting Principles Board Opinion No. 25 (Accounting for Stock Issued to Employees) and the related interpretations in accounting for its employee stock options. In accordance with SFAS No. 123 (Accounting for Stock-Based Compensation), the Company has provided the required footnote disclosure for the compensation expense related to the fair value of the outstanding stock options.

CONCENTRATION OF COMPANY'S REVENUE AND CREDIT RISK

Approximately 38%, 40% and 45% of the Company's revenues for the years ended December 31, 1996, 1995 and 1994, respectively, were derived from the Company's two centers with the highest revenues, Woodbury Common and Desert Hills. The loss of either center or a material decrease in revenues from either center for any reason may have a material adverse effect on the Company. In addition, approximately 44%, 45% and 32% of the Company's revenues for the years ended December 31, 1996, 1995 and 1994, respectively, were derived from the Company's centers in California.

Management of the Company performs ongoing credit evaluations of its tenants and requires certain tenants to provide security deposits. Although the Company's tenants operate principally in the retail industry, there is no dependence upon any single tenant.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

MINORITY INTEREST

Minority interest is comprised of the following:

     . The unitholders' interest in the Operating Partnership which was received in exchange for the assets contributed to the Operating Partnership on November 2, 1993 and additional units exchanged for property acquisitions during 1995 and 1996. The unitholders' interest at December 31, 1996 and 1995 was 27.7% and 32.5%, respectively.

     . The joint venture limited partner's 50% partnership interest in Solvang.

3.  RENTAL PROPERTIES

The following summarizes the carrying values of rental properties as of December 31 (in thousands):

                                                     1996             1995
                                                 --------------   -------------
Land and improvements...........................    $153,096         $123,658
Buildings and improvements.......................    335,242          264,990
Construction-in-process...........................    18,888           23,861
Equipment and furniture............................    5,128            3,474
                                                 --------------   -------------
Total rental property............................    512,354          415,983
Accumulated depreciation and amortization........    (58,054)         (41,373)
                                                  --------------  -------------
Total rental property, net.......................   $454,300         $374,610
                                                 ==============   =============

Interest costs capitalized as part of buildings and improvements were $3.9 million, $3.7 million and $0.9 million for the years ended December 31, 1996, 1995 and 1994, respectively.

Commitments for land, new construction, development, and acquisitions totaled approximately $52.0 million at December 31, 1996.

Depreciation expense (including amortization of the capital lease) amounted to $16.9 million, $11.2 million and $8.3 million for the years ended December 31, 1996, 1995 and 1994, respectively.

4.  DEFERRED COSTS

The following summarizes the carrying amounts for deferred costs as of December 31 (in thousands):

                                                     1996          1995
                                                -----------      -----------
Lease costs...................................... $8,095          $5,606
Financing costs..................................  8,329           4,669
Development costs................................  2,111           2,325
Other............................................    491             491
                                                -----------       -----------
Total deferred costs............................. 19,026          13,091
Accumulated amortization........................  (8,705)         (5,360)
                                                 -----------     -----------
Total deferred costs, net......................  $10,321          $7,731
                                                 ===========     ===========

5.  DEBT

In March 1996, the Company replaced its secured revolving credit facility (the "Secured Facility") with a new unsecured $100 million revolving credit facility (the "Unsecured Facility") which expires March 29, 1998. In connection with the termination of the Secured Facility, the Company expensed as an extraordinary item the unamortized deferred financing costs of $0.6 million (net of minority interest of $0.3 million) which had been incurred. Interest on the outstanding balance is payable monthly at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.75%, or the prime rate, at the Company's option. In January 1997, the interest rate on the line was reduced to LIBOR plus 1.45%. A fee on the unused portion of the Unsecured Facility is payable quarterly at a rate of 0.25% per annum. There was no outstanding balance at December 31, 1996.

The Unsecured Facility requires compliance with certain loan covenants relating to debt service coverage, tangible net worth, cash flow, earnings, occupancy rate, new development and dividends. The Company has remained in compliance with these covenants since inception of the facility.

In January 1996, the Company's Operating Partnership completed a $100 million public debt offering of 7.75% unsecured term notes due January 2001 (the "Term Notes"), which are guaranteed by the Company. The five-year non-callable Term Notes were priced at a discount of 99.952 to yield 7.85% to investors. Net proceeds from the offering were used to pay down substantially all of the borrowings under the Secured Facility. At December 31, 1996, in the opinion of management, the fair value of the Term Notes was approximately $97 million. The fair value was determined by calculating the present value of the future cash flows of interest and principal at a discount rate for comparable obligations.

In October 1996, the Company's Operating Partnership completed a $100 million offering of Remarketed Floating Rate Reset Notes (the "Reset Notes"), which are guaranteed by the Company. The interest rate will reset quarterly and will equal LIBOR plus 75 basis points during the first year. The spread and the spread period for subsequent periods will be adjusted in whole or part at the end of the first year pursuant to an agreement with the underwriters. Unless previously redeemed, the Reset Notes will have a final maturity of October 23, 2001. Net proceeds from the offering were used to repay all of the borrowings under the Unsecured Facility and for working capital. The carrying amount of the Reset Notes approximates their fair value.

Interest paid, excluding amounts capitalized, amounted to $4.8 million, $2.7 million and $1.0 million for the years ended December 31, 1996, 1995 and 1994, respectively.

6.  LEASE AGREEMENTS

The Company is the lessor and sub-lessor of retail stores under operating leases with term expiration dates ranging from 1997 to 2011. Most leases are renewable for five years after expiration of the initial term at the lessee's option. Future minimum lease receipts under non-cancelable operating leases as of December 31, 1996, exclusive of renewal option periods, were as follows (in thousands):

1997............ $58,202
1998............  54,631
1999............  50,260
2000............  42,673
2001............  32,967
Thereafter        60,087
               -------------
                $298,820
               =============

In 1987, a Predecessor partnership entered into a lease agreement for property in California. Land was estimated to be approximately 37% of the fair market value of the property. The portion of the lease attributed to land is classified as an operating lease and the remainder as a capital lease. The initial lease term is 25 years with two options of 5 and 4 1/2 years, respectively. The lease provides for additional rent based on specific levels of income generated by the property. No additional rental payments were incurred during 1996, 1995 or 1994. The Company has the option to cancel the lease upon six months written notice and six months advance payment of the then fixed monthly rent. If the lease is canceled, the building and leasehold improvements revert to the lessor.

OPERATING LEASES

Future minimum rental payments under operating leases for land and administrative offices as of December 31, 1996 were as follows (in thousands):

1997...........     $1,169
1998...........      1,188
1999...........      1,208
2000...........      1,203
2001...........        786
Thereafter           9,542
                -------------
                   $15,096
               =============

Rental expense amounted to $1.1 million, $0.9 million and $0.8 million for the years ended December 31, 1996, 1995 and 1994, respectively.

CAPITAL LEASE

A leased property included in rental properties at December 31 consists of the following (in thousands):

                                              1996                  1995
                                         -----------------     ----------------

Building.................................     $8,621                $8,621
Less accumulated amortization............     (3,247)               (2,903)
                                         -----------------     ----------------
Leased property, net....................      $5,374                $5,718
                                         =================     ================

Future minimum payments under the capitalized building lease, including the present value of net minimum lease payments as of December 31, 1996 are as follows (in thousands):


1997.......................................................         $1,053
1998.......................................................          1,085
1999.......................................................          1,117
2000.......................................................          1,151
2001.......................................................          1,185
Thereafter.................................................         14,953
                                                               ----------------
Total minimum lease payments...............................         20,544
Amount representing interest...............................        (10,739)
                                                               ----------------
Present value of net minimum capital lease payments........        $9,805
                                                               ================

7.  COMMITMENTS AND CONTINGENCIES

In August 1995, the Company's President (and Chief Operating Officer) resigned and entered into a separation agreement with the Company that included consulting services to be provided through 1999, certain non-compete provisions, and the acquisition of certain undeveloped real estate assets. Upon completion of development, such real estate assets may be re- acquired by the Company, at its option, in accordance with a pre-determined formula. Transactions related to the separation agreement are not material to the financial statements of the Company.

Management has determined that the foundation slab at one of its manufacturers' outlet centers was installed improperly and will require corrective action. The Company is in the process of settling with the original contractor and/or engineers. Management believes that any associated costs incurred by the Company for the corrective action will not have a material effect on the financial position, operating results or liquidity of the Company.

The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by the Company related to any of this litigation will not materially affect the financial position, operating results or liquidity of the Company.

8.  RELATED PARTY INFORMATION

In September 1995, the Company transferred property with a book value of $4.8 million to its former President (a current unitholder) in exchange for a $4.0 million note secured by units in the Operating Partnership (the "secured note") and an $0.8 million unsecured note receivable (the "unsecured note"). The secured note bears interest at a rate of LIBOR plus 250 basis points per annum, payable monthly, and is due upon the earlier of the maker obtaining permanent financing on the property, the Company repurchasing the property under an option agreement, the maker selling the property to an unaffiliated third party, or January 1999. The unsecured note bears interest at a rate of 8.0% per annum and is due upon the earlier of the Company repurchasing the property under an option agreement, the maker selling the property to an unaffiliated third party, or September 2000.

The Company loaned its joint venture limited partner in Solvang $3.2 million under a promissory note to fund a portion of the limited partner's capital contributions. Interest only on the outstanding balance is payable monthly at the stated interest rate of 10.0% per annum. The note was due in 1996 and is collateralized by the limited partner's interest in the property.

The Company leased space to related parties of approximately 61,000, 56,000 and 48,000 square feet during the years ended December 31, 1996, 1995 and 1994, respectively. Rental income from those tenants, including reimbursement for taxes, common area maintenance and advertising, totaled $1.3 million, $1.5 million and $1.3 million during the years ended December 31, 1996, 1995 and 1994, respectively.

Certain Directors and unitholders guarantee Company obligations under leases for one of the properties. The Company has indemnified these parties from and against any liability which they may incur pursuant to these guarantees.

9.  DIVIDEND REINVESTMENT PLAN

Shareholders who own at least 100 shares of the Company's common stock are eligible to reinvest dividends quarterly at a discount. Costs and commissions associated with the plan are paid by the Company.

10.  STOCK OPTION PLAN

The Company elected Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related Interpretations in accounting, for its employee stock options. Under APB No. 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. The alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock- Based Compensation," is not applicable because it requires use of option valuation models that were not developed for use in valuing employee stock options.

The Company's 1993 Stock Option Plan provides for an aggregate of 1.4 million authorized shares reserved for issuance. The exercise price per share of initial grants of non-qualified options will be fixed by the Compensation Committee on the date of grant. The exercise price per share of incentive stock options will not be less than the fair market value of the common stock on the date of grant, except in the case of incentive stock options granted to individuals owning more than 10% of the total voting shares of the Company. Their exercise price will be at least 110% of the fair market value at the date of grant. Non-qualified and incentive stock options are exercisable for a period of ten years from the date of grant. On the first anniversary of the grant date, 20% of the options may be exercised and an additional 20% may be exercised on or after each of the second through fifth anniversaries.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996: risk-free interest rate of 6.18%; dividend yield of 8%; volatility factor of the expected market price of the Company's common stock based on historical results of 0.206; and an expected life of the option of four years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate, management believes the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The Company has elected not to present pro forma information because the impact on reported net income is immaterial.

A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                             1994                    1995                 1996
                                             ----                    ----                 ----
                                   Options     Wtd-avg     Options      Wtd-avg     Options     Wtd-avg
                                    (000)      Ex. price    (000)       Ex. price    (000)      Ex.price
Outstanding beginning of year       170.0       $27.50      887.5       $24.17       917.5       $24.47
Granted                             717.5       $23.38      50.0        $29.50       80.0        $28.88
Exercised                               -                       -                    (105.6)     $24.59
Forfeited                               -                   (20.0)      $23.38       (52.0)      $24.49
                                    ------------            ------------             ------------
Outstanding end of year             887.5       $24.17      917.5       $24.47       839.9       $24.88

Exercisable at end of year          34.0        $27.50      207.5       $24.73       285.4       $24.62

Weighted average fair value of
  options granted during the year       N/A                 $3.49                    $3.42


Exercise prices for options outstanding as of December 31, 1996 ranged from
$23.38 to $29.50 per share. The weighted average remaining contractual life of the options was 8.1 years.

11.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following summary represents the results of operations, expressed in thousands except per share amounts, for each quarter during 1996 and 1995:

                                      March 31            June 30        September 30       December 31
                                   ---------------    ---------------    ---------------    ---------------
1996

Base rental revenue............    $12,677            $13,746            $14,737            $15,230
Total revenues.................     19,055             20,929             23,323             28,049

Income before
    extraordinary item.........      4,761              5,456              5,593              5,651
Net income.....................      4,154              5,456              5,593              5,651
Income before extraordinary
    item per weighted
    average common share.......     $ 0.41             $ 0.46             $ 0.47             $ 0.45
Net income per weighted
    average common share.......      $0.36              $0.46              $0.47              $0.45

1995
Base rental revenue............    $10,337            $11,426            $11,902            $12,360
Total revenues.................     15,075             17,675             18,786             20,979
Net income.....................      4,693              4,836              4,793              5,250
Net income per weighted
    average common share.......      $0.42              $0.43              $0.42              $0.45

12.  NON-CASH FINANCING AND INVESTING ACTIVITIES

During 1996 and 1995, the Operating Partnership issued units with an aggregate fair market value of $1.6 million and $1.9 million, respectively, to acquire properties.

During 1996, 1995 and 1994, respectively, 789,700, 105,000 and 115,000 Operating
Partnership units were converted to common shares.

In September 1995, the Company transferred property with a book value of $4.8 million to a unitholder in exchange for a $4.0 million note collateralized by units in the Operating Partnership and an $0.8 million unsecured note.

In December 1995 and 1994 the Company declared distributions per share or unit of $0.575 and $0.52, respectively, that were paid in January of each subsequent year. In December 1996, the Company declared distributions per unit of $0.63. The limited partners distributions were paid in January 1997.

In February 1994, the limited partner in Solvang contributed land with a value of approximately $2.0 million to the joint venture partnership.

13.  SUBSEQUENT EVENTS

On February 7, 1997, the Company signed a letter of intent to acquire Waikele Factory Outlets, a 214,000 square foot manufacturer's outlet center located 15 miles west of Honolulu, Hawaii. Closing has been scheduled for the end of March 1997, subject to final due diligence review and documentation.

                                                  CHELSEA GCA REALTY, INC.
                            SCHEDULE III-CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                           FOR THE YEAR ENDED DECEMBER 31, 1996

                                                              Cost Capitalized             Step-Up Related
                                                           (Disposed of Subsequent          to Acquisition
                                                              to Acquisition                of Partnership
                               Initial Cost to Company        (Improvements)                  Interest (1)
                               -----------------------        -----------------             ---------------
                                            Buildings,               Buildings,                     Buildings,
Description             Encum-              Fixtures and             Fixtures and                  Fixtures and
Outlet Center Name      brances    Land     Equipment      Land      Equipment           Land        Equipment
---------------------------------------------------------------------------------------------------------------

American Tin
Cannery, CA            $9,805      $-       $ 8,621        $    -    $ 6,378             $  -       $       -
Lawrence
Riverfront, KS            -         -        14,300             15     2,322                -              -
Liberty Village, NJ       -           345       405            990    14,416                11,015       2,195
Folsom, CA                -         4,169    10,465          3,218    13,018                 -             -

Aurora Farms, OH          -           637     6,884            879    16,639                 -             -
OH
Woodbury                  -         4,448    16,073          5,039    51,198                 -             -
Common, NY
Petaluma                  -         3,735       -            2,934    28,707                 -             -
Village, CA
Desert Hills,CA           -           975       -            2,470    50,668                   830       4,936
Columbia                  -           934       -              428    11,340                   497       2,647
Gorge, OR
Mammoth                   -         1,180       530             -      2,212                   994       1,430
Lakes, CA
St. Helena, CA            -         1,029     1,522            (25)      496                    38          78
Patriot                   -           789     1,854            976     4,048                    -           -
Plaza, VA
Santa Fe, NM              -            74       -            1,300    10,873                   491       1,772
Corporate                 -            -         60            -       2,333                    -          -
Offices, NJ, CA
Napa Valley, CA           -         3,456     2,113          7,908    17,877                    -           -
Solvang, CA               -            -        -            2,380     9,015                    -          -
Camarillo, CA             -         4,000       -            4,304    33,418                    -          -
Clinton, CT               -         4,124    43,636            -          -                     -          -
Wrentham, MA              -           157     2,817            -          -                     -          -
Leesburg, VA              -           136      -               -          -                     -          -
Wall Township, NJ         -           483      -               -          -                     -          -
                         -------------------------------------------------------------------------------
                     $9,805     $33,631  $144,026        $32,816  $274,958                 $13,865     $13,058
                ========================================================================================


                                 Gross Amount Carried                                                            Life Used
                                  at Close of Period                                                             to Compute
                                   December 31, 1996                                                             Depreciation
                                           Buildings,                                                            in Latest
Description                               Fixtures and                Accmulated            Date of               Income
Outlet Center Name         Land           Equipment      Total        Depreciation        Construction           Statement
-----------------

American Tin
Cannery, CA               $-              $ 14,999       $ 14,999     $ 5,439             '87                         25
Lawrence
Riverfront, KS                 15           16,622         16,637       3,899             '90                         40
Liberty Vill, NJ           12,350           17,016         29,366       2,173             '81                         30
Folsom, CA                  7,387           23,483         30,870       3,883             '90,'92,'93,'96             40
Aurora Farms, OH            1,516           23,523         25,039       2,798             '90'93,'94,'95              40
Woodbury Common, NY         9,487           67,271         76,758      15,239             '85,'93,'95                 30
Petaluma Village, CA        6,669           28,707         35,376       2,052             '93,'95,'96                 40
Desert Hills,CA             4,275           55,604         59,879       9,276             '90,'94,'95                 40
Columbia Gorge, OR          1,859           13,987         15,846       2,583             '91,'94                     40
Mammoth Lakes, CA           2,174            4,172          6,346       1,086             '78                         40
St. Helena, CA              1,042            2,096          3,138         303             '83                         40
Patriot Plaza, VA           1,765            5,902          7,667       1,146             '86,'93'95                  40
Santa Fe, NM                1,865           12,645         14,510       1,229             '93                         40
Corporate Offices, NJ, CA     -              2,393          2,393         898              -                           5
Napa Valley, CA            11,364           19,990         31,354       1,585             '62,'93'95                  40
Solvang, CA                 2,380            9,015         11,395         809             '94                         40
Camarillo, CA               8,304           33,418         41,722       1,542             '94,'95'95                  40
Clinton, CT                 4,124           43,656         47,780         892             '95,'96                     40
No Georgia,GA               2,960           34,726         37,686       1,222             '95,'96                     40
Wrentham, MA                  157            2,817          2,974          -              '95,'96
Leesburg, VA                  136              -              136          -              '96
Wall Township, NJ             483              -              483          -              '96
                         -----------------------------------------------------
                          $80,312         $432,042       $512,354     $58,054
                         =====================================================


The aggregate cost of the land, building, fixtures and equipment for federal tax purposes was approximately $512 million at December 31, 1996.
(1) As part of the formation transaction assets acquired for cash have been accounted for as a purchase.
   The step-up represents the amount of the purchase price that exceeds the net book value of the assets acquired (see Note 1).

                                                            CHELSEA GCA REALTY, INC.
                                                        SCHEDULE III-COMBINED REAL ESTATE
                                                     AND ACCUMULATED DEPRECIATION (CONTINUED)

THE CHANGES IN TOTAL REAL ESTATE:

                                                                 YEAR ENDED DECEMBER 31,
                                                     1996                 1995                 1994
                                                  ---------------      ----------------     ----------------

Balance, beginning of period............          $415,983             $332,834              $243,218
Additions...............................            96,621               89,871                89,708
Dispositions and other..................              (250)              (6,722)                  (92)
                                                  ---------------      ----------------     ----------------
Balance, end of period..................          $512,354             $415,983              $332,834
                                                  ===============      ================     ================

THE CHANGES IN ACCUMULATED DEPRECIATION:

                                                                   YEAR ENDED DECEMBER 31,

                                                     1996                 1995                 1994
                                                  ---------------      ----------------     ----------------

Balance, beginning of period............          $41,373               $30,439               $22,119
Additions...............................           16,931                11,277                 8,341
Dispositions and other..................             (250)                 (343)                  (21)
                                                  ---------------      ----------------     ----------------
Balance, end of period..................          $58,054               $41,373               $30,439
                                                  ===============      ================     ================

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th of March 1997.

                                       CHELSEA GCA REALTY, INC.

                                       By: /s/
                                       David C. Bloom, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                   Title                                 Date

/s/
--------------         Chairman of the Board                   March 24, 1997
David C. Bloom         President and Chief
                       Executive Officer

/s/
--------------           Vice Chairman                         March 24, 1997
Barry M. Ginsburg

/s/
-------------------      Executive Vice                        March 24, 1997
William D. Bloom         President and Director


/s/                      Executive Vice                        March 24, 1997
-------------------      President and Chief
Leslie T. Chao           Financial Officer

/s/
-------------------      Vice President-                       March 24, 1997
Michael J. Clarke        Finance and Principal
                         Accounting Officer

/s/
-------------------      Director                              March 24, 1997
Brendan T. Byrne

/s/
-------------------      Director                              March 24, 1997
Robert Frommer

/s/
-------------------      Director                              March 24, 1997
Philip D. Kaltenbacher

/s/
-------------------      Director                              March 24, 1997
Reuben S. Leibowitz

/s/
---------------------    Director                              March 24, 1997
John D. Santoleri