Form 10-Q
period 1997-03-31
CHELSEA GCA REALTY INC
filed 1997-05-14
CIK 911215

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________________.

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

The number of shares outstanding of the registrant's common stock, $0.01 par value was 13,844,954 at May 8, 1997.

                            CHELSEA GCA REALTY, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)                         Page

         Condensed Consolidated Balance Sheets
         as of March 31, 1997 and December 31, 1996...........      3

         Condensed Consolidated Statements of Income
         for the three months ended March 31, 1997 and 1996.....    4

         Condensed Consolidated Statements of Cash Flows
         for the three months ended March 31, 1997 and 1996.....    5

         Notes to Condensed Consolidated Financial Statements...    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............            9

Signatures......................................................   13

ITEM 1.  FINANCIAL STATEMENTS

                            CHELSEA GCA REALTY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                         MARCH 31,            December 31,
                                                                            1997                  1996
                                                                       ---------------       ---------------
                                                                         (Unaudited)
Assets:
Rental properties:
     Land........................................................       $ 107,030              $ 80,312
     Depreciable property........................................         499,927               432,042
                                                                       ---------------        ---------------
Total rental property............................................         606,957               512,354
Accumulated depreciation.........................................         (63,250)              (58,054)
                                                                       ---------------       ---------------
Rental properties, net...........................................         543,707               454,300
Cash and equivalents.............................................           9,802                13,886
Notes receivable-related parties.................................           8,023                 8,023
Deferred costs, net..............................................          10,883                10,321
Other assets.....................................................          12,102                15,682
                                                                       ---------------       ---------------
TOTAL ASSETS.....................................................      $  584,517             $ 502,212
                                                                       ===============       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Unsecured bank debt.........................................         $85,035               $  -
     7.75% Unsecured Notes due 2001..............................          99,688                99,668
     Remarketed Floating Rate Reset Notes due 2001...............         100,000               100,000
     Construction payables.......................................           9,643                14,473
     Accounts payable and accrued expenses                                 10,075                12,257
     Obligation under capital lease..............................           9,786                 9,805
     Distribution payable to stockholders                                   8,695                   -
     Distribution payable to unitholders                                    2,156                 3,038
     Rent payable................................................           1,643                 1,637
                                                                      ---------------        ---------------
TOTAL LIABILITIES................................................         326,721               240,878

Commitments and contingencies

Minority interest................................................          55,695                75,994

Stockholders' equity:
     Preferred stock, $0.01 par value,
       authorized 5,000 shares, none issued
     Common stock, $0.01 par value, authorized 50,000 shares,
       issued and outstanding 13,805 in 1997 and 12,402 in 1996.............  138                   124
     Paid-in-capital.............................................         228,213               207,910
     Distributions in excess of net income                                (26,250)              (22,694)
                                                                       ---------------       ---------------
Total stockholders' equity.......................................         202,101               185,340
                                                                       ---------------       ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......................      $  584,517             $ 502,212
                                                                       ===============       ===============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                                                 CHELSEA GCA REALTY, INC.
                                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                                       (UNAUDITED)
                                          (In thousands, except per share data)

                                                                       1997                  1996
                                                                  ---------------       ---------------
REVENUES:
   Base rental...................................................      $15,563               $12,677
   Percentage rental.............................................        1,298                   798
   Expense reimbursements........................................        5,364                 5,145
   Other income..................................................          424                   435
                                                                    ---------------       ---------------
TOTAL REVENUES...................................................       22,649                19,055
                                                                    ---------------       ---------------

EXPENSES:
   Interest......................................................        3,157                 1,578
   Operating and maintenance.....................................        5,890                 5,523
   Depreciation and amortization.................................        5,778                 3,639
   General and administrative....................................          707                   641
   Other.........................................................          630                   538
                                                                     ---------------    ---------------
TOTAL EXPENSES...................................................       16,162                11,919
                                                                     ---------------    ---------------

Income before minority interest and extraordinary item...........        6,487                 7,136

Minority interest................................................       (1,347)               (2,375)
                                                                    ---------------       ---------------
Net income before extraordinary item.............................        5,140                 4,761

Extraordinary item-loss on early extinguishment of debt,
   net of minority interest in the amount of $295................           -                  (607)
                                                                    ---------------       ---------------

NET INCOME.......................................................       $5,140                $4,154
                                                                   ===============       ===============

Income per share before extraordinary item.......................        $0.37                 $0.41

Extraordinary item per share.....................................        -                     (0.05)
                                                                    ---------------       ---------------

Net income per share.............................................        $0.37                 $0.36
                                                                    ===============       ===============

Weighted average common shares outstanding.......................       14,004                11,648
                                                                    ===============       ===============

Dividends declared per common share..............................        $0.63                 $0.575
                                                                    ===============       ===============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                            CHELSEA GCA REALTY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)
                                 (In thousands)

                                                                       1997                  1996
                                                                       ---------------       ---------------

Cash flows from operating activities
Net income.............................................                 $5,140                $4,154
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation and amortization..........................                  5,778                 3,639
Minority interest in net income........................                  1,347                 2,080
Loss on early extinguishment of debt...................                    -                     902
Additions to deferred lease costs......................                  ( 314)                ( 174)
Other operating activities.............................                     20                    49
Changes in assets and liabilities:
 Straight line rent receivable.........................                   (322)                 (430)
 Other assets..........................................                  3,902                 1,114
 Accounts payable and accrued expenses.................                 (2,195)                  183
                                                                    ---------------       ---------------
     Net cash provided by operating activities.........                 13,356                11,517
                                                                    ---------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental properties.........................                (99,392)              (24,993)
Additions to deferred development costs................                   (146)               (1,891)
Advances to related parties............................                     -                    (67)
                                                                    ---------------       ---------------
Net cash used in investing activities                                  (99,538)              (26,951)
                                                                    ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock.................                    327                   540
Distributions..........................................                 (3,039)               (9,791)
Debt proceeds..........................................                 85,035               117,582
Repayments of debt.....................................                   -                  (89,000)
Additions to deferred financing costs..................                   (225)               (3,110)
                                                                   ---------------       ---------------
Net cash provided by financing activities..............                 82,098                16,221
                                                                   ---------------       ---------------

Net (decrease) increase in cash and equivalents........                 (4,084)                  787
Cash and equivalents, beginning of period..............                 13,886                 3,987
                                                                   ---------------       ---------------
Cash and equivalents, end of period....................                 $9,802                $4,774
                                                                   ===============       ===============


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
During 1997 and 1996, 1.4 million and 0.5 million Operating Partnership units with a book value of approximately $20.0 million and $7.9 million, respectively, were converted to common shares. On March 31, 1997, the Company issued units having a market value of $0.5 million as partial consideration to acquire
Waikele Factory Outlets. Additionally, during 1996, the Company acquired property valued at $1.6 million through the issuance of units in the Operating
Partnership.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                            CHELSEA GCA REALTY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Chelsea GCA Realty, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT"). The Company made its initial public offering of common stock on November 2, 1993 (the "IPO") and simultaneously became the managing general partner of Chelsea GCA Realty Partnership, L.P. (the "Operating Partnership"), an operating partnership which at March 31, 1997 owned and provided development, leasing, marketing and management services for 19 upscale and fashion-oriented manufacturers' outlet centers (the "Properties") containing approximately 3.8 million square feet of gross leasable area ("GLA"). The Properties are located near large metropolitan areas including New York, Los Angeles, San Francisco, Sacramento, Atlanta, Portland (Oregon), Kansas City and Cleveland, or at or near tourist destinations including Honolulu, the Napa Valley, Palm Springs and the Monterey Peninsula. The Company also has a number of properties under development and expansion.

All of the Company's assets are held by, and all of its operations conducted through, the Operating Partnership. Due to the Company's ability, as the sole general partner, to exercise both financial and operational control over the Operating Partnership, it is consolidated in the accompanying financial statements. All intercompany transactions have been eliminated in consolidation.

Ownership of the Operating Partnership as of March 31, 1997 was as follows:

    Company                            80.1%               13,805,000   units
    Unitholders                        19.9%                3,436,000   units
                              ----------------      -------------------
             TOTAL                    100.0%               17,241,000

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Management does not believe the adoption of Statement No. 128 will have a material impact on earnings per share.

Certain prior period balances have been reclassified to conform with current period presentation.

2. WAIKELE ACQUISITION

Pursuant to a Subscription Agreement dated as of March 31, 1997, the Company acquired Waikele Factory Outlets, a manufacturers' outlet shopping center located in Hawaii. The consideration paid by the Company consisted of the assumption of $70.7 million of indebtedness outstanding with respect to the property (which indebtedness was repaid in full by the Company immediately after the closing) and the issuance of special partnership units in the Company's Operating Partnership, having a fair market value of $0.5 million. Immediately after the closing, the Company paid a special cash distribution of $5.0 million on the special units. The cash used by the Company in the transaction was obtained through borrowings under the Company's Unsecured Facility (see note 3). Waikele was not included in the Company's operating results for the first quarter.

3. DEBT

In March 1996, the Company replaced its secured revolving credit facility (the "Secured Facility") with a new unsecured $100 million revolving credit facility (the "Unsecured Facility") which expires March 29, 1998. In connection with the termination of the Secured Facility, the Company expensed as an extraordinary item the unamortized deferred financing costs of $0.6 million (net of minority interest of $0.3 million) which had been incurred. In March 1997, the Company entered into a $50 million unsecured revolving credit facility in addition to the $100 million Unsecured Facility with the same terms and conditions except the additional facility expires on September 30, 1997 unless extended for six months. Interest on the outstanding balance of the unsecured facilities is payable monthly at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.45%, or the prime rate, at the Company's option. Fees on the unused portion of the unsecured facilities are payable quarterly at a rate of 0.25% per annum. The outstanding balance at March 31, 1997 was $85.0 million, which approximates fair value, leaving $65.0 million of borrowing availability.

The unsecured facilities require compliance with certain loan covenants relating to debt service coverage, tangible net worth, cash flow, earnings, occupancy rate, new development and dividends. The Company has remained in compliance with these covenants since inception of the facilities.

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

Interest and loan costs of approximately $0.8 million and $1.1 million were capitalized as development costs during the three months ended March 31, 1997 and 1996, respectively.

4. DIVIDENDS

On March 13, 1997, the Board of Directors of the Company declared a $0.63 per share dividend to shareholders of record on March 28, 1997. The dividend, totaling $8.7 million, was paid on April 18, 1997. The Operating Partnership simultaneously paid a $0.63 per unit cash distribution, totaling
$2.1  million, to its unitholders.

5. INCOME TAXES

The Company is taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, and generally will not be subject to federal income tax to the extent it distributes at least 95% of its REIT taxable income to its stockholders and meets certain other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed taxable income. At March 31, 1997 and 1996, the Company was in compliance with all REIT requirements and was not subject to federal income taxes.

6. NET INCOME PER COMMON SHARE

Net income per common share is computed in accordance with the treasury stock method and is based on the weighted average number of common shares and common stock equivalent shares outstanding during the periods. The common stock equivalent shares represent options outstanding.

7. COMMITMENTS AND CONTINGENCIES

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

9. EXTRAORDINARY ITEM

Deferred financing costs of $0.6 million (net of minority interest of $0.3 million) related to the Secured Facility replaced in March 1996 were expensed and are reflected in the accompanying financial statements as an extraordinary item.

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

GENERAL OVERVIEW

The Company has grown by increasing rent at its existing centers, expanding its existing centers, developing new centers and acquiring and redeveloping centers. The Company operated 19 manufacturers' outlet centers at March 31, 1997 compared to 16 at the end of the same quarter in the prior year. The Company's operating gross leasable area (GLA) at March 31, 1997, increased 30.3% to 3.8 million square feet from 2.9 million square feet at March 31, 1996. GLA added since April 1, 1996 is detailed as follows:


                                                     12 mos ended              3 mos ended           9 mos ended
                                                       March 31,                March 31,             December 31,
                                                         1997                     1997                   1996
                                                     ----------------       ----------------       ---------------

GLA added (in 000's):
NEW CENTERS OPENED:
    North Georgia...............................          292                    -                      292
    Clinton Crossing.............................         272                    -                      272
                                                       ------------           ------------           ------------
TOTAL NEW  CENTERS...............................         564                    -                      564

CENTERS EXPANDED:
    Desert Hills.................................          11                    11                       -
    Camarillo....................................          54                    -                       54
    Petaluma.....................................          28                    -                       28
    Folsom.......................................          22                    -                       22
    Other........................................          (2)                   (4)                      2
                                                       ------------           ------------           ------------
TOTAL CENTERS EXPANDED...........................         113                     7                     106

CENTER ACQUIRED:
    Waikele (1)..................................         214                   214                       -
                                                       ------------           ------------           ------------

Net GLA added during the period..................         891                   221                     670

GLA at end of period.............................       3,831                 3,831                   3,610


-----------------------------------------------------------------------------------------------------------------
(1)  Waikele Factory Outlets was acquired on March 31, 1997, and is not included in the Company's operating results for the first quarter.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 1997 to the three months ended March 31, 1996.

Net income before minority interest and extraordinary item decreased $0.6 million to $6.5 million for the three months ended March 31, 1997 from $7.1 million for the three months ended March 31, 1996. Increases in revenues were offset by interest on borrowings and increases in depreciation and amortization.

Base rentals increased $2.9 million, or 22.8%, to $15.6 million for the three months ended March 31, 1997 from $12.7 million for the three months ended March 31, 1996 due to expansions, new center openings and higher average rents.

Percentage rents increased $0.5 million to $1.3 million for the three months ended March 31, 1997, from $0.8 million for the three months ended March 31, 1996. The increase was primarily due to increases in tenant sales at the Company's larger centers and an increase in tenants contributing percentage rents.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $0.2 million, or 4.3%, to $5.3 million for the three months ended March 31, 1997 from $5.1 million for the three months ended March 31, 1996, due to the recovery of operating and maintenance costs at new and expanded centers. The average recovery of reimbursable expenses was 91.1% in the first quarter of 1997, compared to 93.2% in the first quarter of 1996.

Interest in excess of amounts capitalized increased $1.6 million to $3.2 million for the three months ended March 31, 1997 from $1.6 million for the three months ended March 31, 1996 due to higher debt balances and the opening of centers and expansions financed during 1996.

Operating and maintenance expenses increased $0.4 million, or 6.6%, to $5.9 million for the three months ended March 31, 1997 from $5.5 million for the three months ended March 31, 1996. The increase was primarily due to costs related to expansions and new centers offset by a decrease in expenses due to the severe weather in the northeast during the three months ended March 31, 1996.

Depreciation and amortization expense increased $2.2 million, or 58.8%, to $5.8 million for the three months ended March 31, 1997 from $3.6 million for the three months ended March 31, 1996. The increase was primarily related to expansions and new centers.

Other expenses increased $0.1 million to $0.6 million for the three months ended March 31, 1997 from $0.5 million for the three months ended March 31, 1996. The increase included additional reserves for bad debts.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes it has adequate financial resources to fund operating expenses, distributions, and planned development and construction activities. Operating cash flow during 1997 is expected to increase with a full year of operations of the 676,000 square feet of GLA added during 1996, the acquisition of Waikele Factory Outlets, scheduled openings of one new center and expansions in 1997, subject to market demand. In addition, at March 31, 1997 the Company had $65.0 million available under its unsecured facilities, access to the public markets through its $200 million equity shelf registration, and cash equivalents of $9.8 million.

Operating cash flow is expected to provide sufficient funds for dividends and distributions in accordance with REIT federal income tax requirements. In addition, the Company anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its centers.

Distributions declared and recorded during the three months ended March 31, 1997 were $10.8 million, or $0.63 per share or unit. The Company's dividend payout ratio as a percentage of net income before depreciation and amortization, exclusive of amortization of deferred financing costs, minority interest and extraordinary item ("FFO") was 91.8% during the three months ended March 31, 1997. The Unsecured Facility limits aggregate dividends and distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

In March 1997, the Company entered into a $50 million unsecured revolving credit facility in addition to the $100 million Unsecured Facility with the same terms and conditions except the additional facility expires on September 30, 1997 unless extended for six months. Interest on the outstanding balance is payable monthly at a rate equal to LIBOR plus 1.45%, or the prime rate, at the Company's option. Fees on the unused portion of the unsecured facilities are payable quarterly at a rate of 0.25% per annum.

The Company is in the process of planning development for 1997 and beyond which includes a new project in Wrentham, Massachusetts (located near the junction of Interstates 95 and 495 between Boston, MA and Providence, RI) with an expected initial phase of 230,000 square feet of GLA and expansions at Woodbury Common (270,000 square feet), North Georgia (111,000 square feet), Desert Hills (36,000 square feet), Liberty Village (13,000 square feet), Folsom (32,000 square feet) and Camarillo (82,000 square feet). These projects are in various stages of development and there can be no assurance that any of these projects will be completed or opened, or that there will not be delays in the opening or completion of any of them. The Company anticipates development and construction costs of $75 million to $115 million annually.

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

It is the Company's policy to limit its borrowings to less than 40% of total market capitalization (defined as the value of outstanding shares of common stock on a fully diluted basis including conversion of partnership units to common stock, plus total debt). Using a March 31, 1997 closing price of $35.875 per common share, the Company's ratio of debt to total market capitalization was approximately 32%.

Net cash provided by operating activities was $13.4 million and $11.5 million for the three months ended March 31, 1997 and 1996, respectively. The increase was primarily due to the growth of the Company's GLA to 3.8 million square feet in 1997 from 2.9 million square feet in 1996 and decreases in accounts receivable offset by decreases in accrued interest on borrowings. Net cash used in investing activities increased $72.6 million for the three months ended March 31, 1997 compared to the corresponding 1996 period, primarily as a result of the Waikele Factory Outlets acquisition. Net cash provided by financing activities increased $65.9 million primarily due to borrowings for the Waikele Factory Outlets acquisition.

FUNDS FROM OPERATIONS

Management believes that funds from operations ("FFO") should be considered in conjunction with net income, as presented in the statements of operations included elsewhere herein, to facilitate a clear understanding of the operating results of the Company. Management considers FFO an appropriate measure of performance for an equity real estate investment trust. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, exclusive of outparcel sales, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. FFO does not represent net income or cash flow from operations as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indicator of operating performance or to cash from operations, and is not necessarily indicative of cash flow available to fund cash needs.

                                                  Three Months Ended March 31,
                                                     1997              1996
                                                ----------------  ------------

    Net income before extraordinary item..........    $5,140            $4,761
    Add back:
    Depreciation and amortization (1).............     5,720             3,587
    Amortization of deferred financing costs and
    depreciation of non-real estate assets........      (335)             (387)
    Minority interest in the Operating Partnership(1)  1,297             2,310
                                                  ---------------   -----------
    FFO..........................................    $11,822           $10,271
                                                   ==============    ===========
      ---------------------------------------
(1) Excludes depreciation and minority interest attributed to a third-party limited partner's interest in a partnership.

                            CHELSEA GCA REALTY, INC.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CHELSEA GCA REALTY, INC.


                                         By: /S/ LESLIE T. CHAO
                                             Leslie T. Chao
                                             President and Chief Financial
                                             Officer

Date: May 14, 1997