Form 10-Q
period 1997-06-30
CHELSEA GCA REALTY INC
filed 1997-08-13
CIK 911215

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________  to _______________ .

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

The number of shares outstanding of the registrant's common stock, $0.01 par value was 15,264,086 at August 8, 1997.

                            CHELSEA GCA REALTY, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)                        Page

         Condensed Consolidated Balance Sheets
           as of June 30, 1997 and December 31, 1996.........      2

         Condensed Consolidated Statements of Income
           for the three and six months ended June 30, 1997
           and 1996..........................................      3

         Condensed Consolidated Statements of Cash Flows
           for the six months ended June 30, 1997 and 1996...      4

         Notes to Condensed Consolidated Financial Statements..    5

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................     9

PART II.  OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders....    15

Signatures....................................................     16

ITEM 1.  FINANCIAL STATEMENTS

                            CHELSEA GCA REALTY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                         June 30,               December 31,
                                                                            1997                  1996
                                                                       ---------------       ---------------
                                                                         (Unaudited)
Assets
Rental properties:
     Land........................................................      $  106,751             $ 80,312
     Depreciable property........................................         524,708              432,042
                                                                       ---------------     ---------------
Total rental property............................................         631,459              512,354
Accumulated depreciation.........................................         (68,712)             (58,054)
                                                                       ---------------       ---------------
Rental properties, net...........................................         562,747              454,300
Cash and equivalents.............................................           6,377               13,886
Notes receivable-related parties.................................           4,700                8,023
Deferred costs, net..............................................          11,130               10,321
Other assets.....................................................          10,387               15,682
                                                                       ---------------       ---------------
TOTAL ASSETS.....................................................      $  595,341             $ 502,212
                                                                       ===============       ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Unsecured bank debt.........................................      $   55,035              $    -
     7.75% Unsecured Notes due 2001..............................          99,709                99,668
     Remarketed Floating Rate Reset Notes due 2001...............         100,000               100,000
     Construction payables.......................................           7,945                14,473
     Accounts payable and accrued expenses                                 10,944                12,257
     Obligation under capital lease..............................           9,767                 9,805
     Distribution payable to stockholders........................           9,610                   -
     Distribution payable to unitholders.........................           2,165                 3,038
     Rent payable................................................           1,648                 1,637
                                                                      ---------------       ---------------
TOTAL LIABILITIES................................................         296,823               240,878

Commitments and contingencies

MINORITY INTEREST................................................          49,155                75,994

Stockholders' equity:
     Preferred stock, $0.01 par value,
       5,000 shares authorized, none issued
     Common stock, $0.01 par value,50,000 shares authorized,                  153                   124
       issued and outstanding 15,253 in 1997 and 12,402 in 1996
     Paid-in-capital.............................................         279,457               207,910
     Distributions in excess of net income                                (30,247)              (22,694)
                                                                       ---------------       ---------------
TOTAL STOCKHOLDERS' EQUITY.......................................         249,363               185,340
                                                                       ---------------       ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......................        $595,341              $502,212
                                                                       ===============       ===============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                            CHELSEA GCA REALTY, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)
                      (In thousands, except per share data)

                                                                          Three Months                          Six Months
                                                                          Ended June 30,                       Ended June 30,
                                                                    1997            1996            1997           1996
                                                                ------------    ------------     -------------   ------------
REVENUES:
   Base rent................................................         $17,286         $13,746         $32,849        $26,423
   Percentage rent..........................................           1,784             881           3,082          1,679
   Expense reimbursements...................................           7,062           5,709          12,426         10,854
   Other income.............................................             505             593             929          1,028
                                                                ------------    ------------   -------------   ------------
TOTAL REVENUES..............................................          26,637          20,929          49,286         39,984
                                                                ------------    ------------   -------------   ------------
EXPENSES:
   Interest.................................................           4,401           1,848          7,558           3,426
   Operating and maintenance................................           7,637           6,073         13,527          11,596
   Depreciation and amortzation.............................           6,190           3,529         11,968           7,168
   General and administrative...............................             763             800          1,470           1,441
   Other....................................................             584             565          1,214           1,103
                                                                ------------    ------------   -------------   ------------
TOTAL EXPENSES..............................................          19,575          12,815         35,737          24,734
                                                                =============   ============    ============   ============
INCOME BEFORE MINORITY INTEREST AND
 EXTRAORDINARY ITEM.........................................          7,062            8,114         13,549          15,250
Minority interest...........................................         (1,449)         (2,658)         (2,796)         (5,033)
                                                                ------------    ------------   -------------    ------------
Net income before extraordinary item........................          5,613           5,456          10,753          10,217

Extraordinary item - loss on early extinguishment of
  debt, net of minority interest in the amount of $295......           -                 -             -               (607)
                                                                ------------    ------------   -------------    ------------

NET INCOME..................................................         $5,613          $5,456         $10,753         $9,610
                                                                ============    ============   =============   ============

PER SHARE DATA:
Income per share before extraordinary item.................           $0.39           $0.46           $0.76          $0.87

Extraordinary loss per share................................            -               -              -            ($0.05)
                                                                ------------    ------------   -------------   ------------

NET INCOME PER SHARE........................................          $0.39           $0.46           $0.76          $0.82
                                                                ============    ============   =============   ============
Weighted average common shares outstanding..................         14,333          11,814          14,169         11,720
                                                                ============    ============   =============   ============

DIVIDENDS DECLARED PER COMMON SHARE.........................          $0.63          $0.575           $1.26          $1.15
                                                                ============    ============   =============   ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                            CHELSEA GCA REALTY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)
                                 (In thousands)

                                                                        1997                1996
                                                                    -------------       ------------
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net income...........................................                 $10,753             $9,610
  Adjustments to reconcile net income
   to net cash provided by operating activities:
      Depreciation and amortization.. .................                  11,968              7,168
      Minority interest in net income..................                   2,796              4,738
      Loss on early extinguishment of debt.............                     -                  902
      Additions to deferred lease costs................                    (744)            (1,052)
      Other operating activities.......................                      37                 59
      Changes in assets and liabilities:
         Straight line rent receivable.................                    (757)              (887)
         Other assets..................................                   6,052              1,322
         Accounts payable and accrued expenses.........                  (1,340)             1,830
                                                                      -------------       ------------
 Net cash provided by operating activities.............                  28,765             23,690
                                                                      -------------       ------------
Cash flows from investing activities
Additions to and acquisitions of rental properties.....                (127,314)           (45,612)
Additions to deferred development costs................                    (602)            (6,145)
Advances to related parties............................                     -                  (67)
Payments from related parties..........................                     -                  173
                                                                     -------------        ------------
Net cash used in investing activities..................                 (127,916)           (51,651)
                                                                     -------------        ------------
Cash flows from financing activities
Net proceeds from sale of common stock................                    51,586              1,091
Dividends and distributions............................                  (14,686)           (19,625)
Debt proceeds..........................................                  105,035            141,592
Repayments of debt.....................................                  (50,000)           (89,000)
Additions to deferred financing costs..................                     (293)            (3,135)
                                                                       -----------         -----------
Net cash provided by financing activities..............                   91,642             30,923
                                                                       -------------       ------------
Net increase (decrease) in cash and equivalents........                   (7,509)             2,962
Cash and equivalents, beginning of period..............                   13,886              3,987
                                                                       -------------       ------------
Cash and equivalents, end of period....................                   $6,377             $6,949
                                                                       =============       ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: During the six months ended June 30, 1997 and 1996, 1.4 million and 0.3 million Operating
Partnership units with a book value of approximately $20.0 million and $3.8 million, respectively, were converted to common shares. In June 1997, the Company forgave a $3.3 million related party note receivable as partial consideration to acquire the remaining 50% interest in Solvang. On March 31, 1997, the Company issued Operating Partnership units having a market value of $0.5 million as partial consideration to acquire Waikele Factory Outlets.
Additionally, during 1996, the Company acquired property valued at $1.6 million through the issuance of units in the Operating Partnership.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                            CHELSEA GCA REALTY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   ORGANIZATION AND BASIS OF PRESENTATION

Chelsea GCA Realty, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT"). The Company made its initial public offering of common stock (the "IPO") on November 2, 1993 and simultaneously became the managing general partner of Chelsea GCA Realty Partnership, L.P. (the "Operating Partnership"), an operating partnership which at June 30, 1997 owned and provided development, leasing, marketing and management services for 19 upscale and fashion-oriented manufacturers' outlet centers (the "Properties") containing approximately 4.0 million square feet of gross leasable area ("GLA"). The Properties are located near large metropolitan areas including New York, Los Angeles, San Francisco, Sacramento, Atlanta, Portland (Oregon), Kansas City and Cleveland, or at or near tourist destinations including Honolulu, the Napa Valley, Palm Springs and the Monterey Peninsula. The Company also has a number of properties under development and expansion.

All of the Company's assets are held by, and all of its operations conducted through, the Operating Partnership. Due to the Company's ability, as the sole general partner, to exercise both financial and operational control over the Operating Partnership, the Operating Partnership is consolidated in the accompanying financial statements. All intercompany transactions have been eliminated in consolidation.

Ownership of the Operating Partnership as of June 30, 1997 was as follows:

 Company                                 81.6%               15,253,000   units
 Unitholders                             18.4%                3,436,000   units
                                ----------------      -------------------
              TOTAL                     100.0%               18,689,000


The condensed consolidated financial statements of the Company include the accounts of Solvang Designer Outlets ("Solvang"), a limited partnership. The Company previously had a 50% interest and was the sole general partner. On June 30, 1997, the Company acquired the remaining 50% interest in Solvang. Solvang is not material to the operations or financial position of the Company.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted for the quarter ending March 31, 1998. At that time the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Management does not believe the adoption of Statement No. 128 will have a material impact on earnings per share.

Certain prior period balances have been reclassified to conform with current period presentation.

2.   JOINT VENTURE AGREEMENT

In May 1997, the Company announced the formation of a strategic alliance with Simon DeBartolo Group, Inc. ("Simon") to develop and acquire high-end outlet centers with GLA of 500,000 square feet or more in the United States. The Company and Simon will be co-managing general partners, each with 50% ownership of the joint venture and any entities formed with respect to specific projects; the Company will have primary responsibility for the day-to-day activities of each project. In conjunction with the alliance, the Company completed the sale to Simon of 1.4 million shares of new common stock, for an aggregate sales price of $50 million. Net proceeds from the sale were used to repay borrowings under the Company's Unsecured Facility.

3.   PROPERTY ACQUISITION

On March 31, 1997, the Company acquired Waikele Factory Outlets, a manufacturers' outlet shopping center located near Honolulu, Hawaii. The consideration paid by the Company consisted of the assumption of $70.7 million of indebtedness outstanding with respect to the property (which indebtedness was repaid in full by the Company immediately after the closing) and the issuance of special partnership units in the Company's Operating Partnership having a fair market value of $0.5 million. Immediately after the closing, the Company paid a special cash distribution of $5.0 million to special unit holders. The cash used by the Company in the acquisition was obtained through borrowings under the Company's Unsecured Facility.

4.   DEBT

In March 1996, the Company replaced its secured revolving credit facility (the "Secured Facility") with a new unsecured $100 million revolving credit facility (the "Unsecured Facility") which expires March 29, 1998. In connection with the termination of the Secured Facility, the Company expensed as an extraordinary item unamortized deferred financing costs of $0.6 million (net of minority interest of $0.3 million). In March 1997, the Company obtained a supplemental $50 million unsecured revolving credit facility bearing the same terms and conditions as the Unsecured Facility except that the additional facility expires on September 30, 1997 unless extended for six months. Interest on the outstanding balance of the unsecured facilities is payable monthly at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.45%, or the prime rate, at the Company's option. Fees on the unused portion of the unsecured facilities are payable quarterly at a rate of 0.25% per annum. The outstanding balance at June 30, 1997 was $55.0 million, which approximates fair value, leaving $95.0 million of borrowing availability.

The unsecured facilities require compliance with certain loan covenants relating to debt service coverage, tangible net worth, cash flow, earnings, occupancy rate, new development and dividends. The Company has remained in compliance with these covenants since inception of the facilities.

In June 1997, $50 million in proceeds from the sale of stock were used to repay borrowings under the Company's Unsecured Facility.

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

Interest and loan costs of approximately $1.9 million and $2.5 million were capitalized as development costs during the six months ended June 30, 1997 and 1996, respectively.

5.   DIVIDENDS

On June 10, 1997, the Board of Directors of the Company declared a $0.63 per share dividend to shareholders of record on June 30, 1997. The dividend, totaling $9.6 million, was paid on July 21, 1997. The Operating Partnership simultaneously paid a $0.63 per unit cash distribution, totaling $2.2 million, to its unitholders.

6.   INCOME TAXES

The Company is taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, and generally will not be subject to federal income tax to the extent that it distributes at least 95% of its REIT taxable income to its stockholders and meets certain other requirements. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed taxable income. At June 30, 1997 and 1996, the Company was in compliance with all REIT requirements and was not subject to federal income taxes.

7.   NET INCOME PER COMMON SHARE

Net income per common share is computed in accordance with the treasury stock method and is based on the weighted average number of common shares and common stock equivalent shares outstanding during the periods. The common stock equivalent shares represent options outstanding.

8.   COMMITMENTS AND CONTINGENCIES

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

9.   RELATED PARTY INFORMATION

On June 30, 1997, the Company forgave a $3.3 million related party note and paid $2.4 million in cash to acquire the remaining 50% interest in Solvang Designer Outlets. The Company also collected $0.8 million in accrued interest on the note.

The Company recognized lease settlement income of approximately $99,000 from a related party during the six months ended June 30, 1996. This amount is included in other income in the accompanying condensed consolidated financial statements.

10.   EXTRAORDINARY ITEM

Deferred financing costs of $0.6 million (net of minority interest of $0.3 million) related to the Secured Facility replaced in March 1996 were expensed and are reflected in the accompanying financial statements as an extraordinary item.

                            CHELSEA GCA REALTY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto. These financial statements include all adjustments that, in the opinion of management, are necessary to reflect a fair statement of results for the interim periods presented, and all such adjustments are of a normal recurring nature.

GENERAL OVERVIEW

The Company has grown by increasing rent at its existing centers, expanding its existing centers, developing new centers and acquiring and redeveloping centers. The Company operated 19 manufacturers' outlet centers at June 30, 1997 compared to 17 at the end of the same quarter in the prior year. The Company's operating gross leasable area (GLA) at June 30, 1997, increased 21.5% to 4.0 million square feet from 3.3 million square feet at June 30, 1996. GLA added since July 1, 1996 is detailed as follows:

                                   12 mos ended     6 mos ended   6 mos ended
                                     June 30,        June 30,      December 31,
                                     1997             1997            1996
                               ----------------  --------------  --------------
GLA added (in 000's):
NEW CENTERS OPENED:
    Clinton Crossing...........      272               -               272
                                 ------------     ------------     ------------
TOTAL NEW  CENTERS.............      272               -               272

CENTERS EXPANDED:
    North Georgia.............       111              111               -
    Desert Hills..............        11               11               -
    Woodbury Common...........         2               -                 2
    Camarillo.................        54               -                54
    Folsom....................        38               16               22
    Liberty Village...........         2               (1)               3
    Other.....................        (5)              (4)              (1)
                                ------------      ------------     ------------
TOTAL CENTERS EXPANDED........       213              133               80

CENTER ACQUIRED:
    Waikele...................       214              214               -
                                -----------       ------------     ------------

Net GLA added during the
period........................       699              347              352

GLA at end of period..........     3,957            3,957            3,610

 RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 1997 to the three months ended June 30, 1996.

Net income before minority interest and extraordinary item decreased $1.0 million to $7.1 million for the three months ended June 30, 1997 from $8.1 million for the three months ended June 30, 1996. Increases in revenues were more than offset by higher interest expense and depreciation and amortization.

Base rentals increased $3.6 million, or 25.8%, to $17.3 million for the three months ended June 30, 1997 from $13.7 million for the three months ended June 30, 1996 due to expansions, new center openings, an acquisition and higher average rents.

Percentage rents increased $0.9 million to $1.8 million for the three months ended June 30, 1997, from $0.9 million for the three months ended June 30, 1996. The increase was primarily due to increases in tenant sales at the Company's larger centers and an increase in tenants contributing percentage rents.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $1.4 million, or 23.7%, to $7.1 million for the three months ended June 30, 1997 from $5.7 million for the three months ended June 30, 1996, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses was 92.5% in the second quarter of 1997, compared to 94.0% in the second quarter of 1996.

Other income decreased $0.1 million to $0.5 million for the three months ended June 30, 1997 from $0.6 million for the three months ended June 30, 1996 due to lease termination income in 1996.

Interest in excess of amounts capitalized increased $2.6 million to $4.4 million for the three months ended June 30, 1997 from $1.8 million for the three months ended June 30, 1996 primarily due to higher debt balances from new centers and expansion openings and a center acquisition financed with borrowings.

Operating and maintenance expenses increased $1.5 million, or 25.8%, to $7.6 million for the three months ended June 30, 1997 from $6.1 million for the three months ended June 30, 1996. The increase was primarily due to costs related to increased GLA.

Depreciation and amortization expense increased $2.7 million, or 75.4%, to $6.2 million for the three months ended June 30, 1997 from $3.5 million for the three months ended June 30, 1996. The increase was primarily related to increased GLA.

General and administrative expenses remained flat at $0.8 million for the three months ended June 30, 1997 and 1996.

Other expenses remained flat at $0.6 million for the three months ended June 30, 1997 and 1996.

Minority interest decreased $1.3 million, or 45.5%, to $1.4 million for the three months ended June 30, 1997 from $2.7 million for the three months ended June 30, 1996 primarily as a result of the conversion by one limited partner of
1.3 million units in the Operating Partnership to 1.3 million common shares in the Company and a subsequent distribution of the shares to third-party investors.

Comparison of the six months ended June 30, 1997 to the six months ended June 30, 1996.

Net income before minority interest and extraordinary item decreased $1.8 million to $13.5 million for the six months ended June 30, 1997, from $15.3 million for the six months ended June 30, 1996. Increases in revenues were more than offset by higher interest expense and increases in depreciation and amortization.

Base rentals increased $6.4 million, or 24.3%, to $32.8 million for the six months ended June 30, 1997, from $26.4 million for the six months ended June 30, 1996, due to expansions, new center openings, an acquisition and higher average rents.

Percentage rents increased $1.4 million to $3.1 million for the six months ended June 30, 1997 from $1.7 million for the six months ended June 30, 1996. The increase was primarily due to increases in tenant sales, expansions at the Company's larger centers and increases in tenants contributing percentage rents.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $1.5 million, or 14.5%, to $12.4 million for the six months ended June 30, 1997 from $10.9 million for the six months ended June 30, 1996, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses was 91.9% in 1997 compared to 93.6% in 1996.

Other income decreased $0.1 million to $0.9 million for the six months ended June 30, 1997 from $1.0 million for the six months ended June 30, 1996 due to higher lease termination settlements in 1996.

Interest in excess of amounts capitalized increased $4.2 million to $7.6 million for the six months ended June 30, 1997 from $3.4 million for the six months ended June 30, 1996 primarily due to higher debt balances from new centers and expansion openings and a center acquisition financed with borrowings.

Operating and maintenance expenses increased $1.9 million, or 16.7%, to $13.5 million for the six months ended June 30, 1997 from $11.6 million for the six months ended June 30, 1996. The increase was primarily due to costs related to increased GLA.

Depreciation and amortization expense increased $4.8 million, or 67.0%, to $12.0 million for the six months ended June 30, 1997 from $7.2 million for the six months ended June 30, 1996. The increase was primarily due to costs related to increased GLA.

General and administrative expenses increased $0.1 million to $1.5 million for the six months ended June 30, 1997 from $1.4 million for the six months ended June 30, 1996. The increase was primarily due to increased personnel and overhead costs.

Other expenses increased $0.1 million to $1.2 million for the six months ended June 30, 1997 from $1.1 million for the six months ended June 30, 1996. The increase included additional reserves for bad debts.

Minority interest decreased $2.2 million, or 44.4%, to $2.8 million for the six months ended June 30, 1997 from $5.0 million for the six months ended June 30, 1996 primarily as a result of the conversion by one limited partner of 1.3 million units in the Operating Partnership to 1.3 million common shares in the Company and a subsequent distribution of the shares to third-party investors.

In March 1996, the Company replaced its Secured Facility. Deferred financing costs of $0.6 million, net of minority interest of $0.3 million, were expensed in connection with the early retirement of the Secured Facility.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes it has adequate financial resources to fund operating expenses, distributions, and planned development and construction activities. Operating cash flow during 1997 is expected to increase with a full year of operations of the 676,000 square feet of GLA added during 1996, the acquisition of Waikele Factory Outlets and scheduled openings of one new center and expansions in 1997. In addition, at June 30, 1997 the Company had $95.0 million available under its unsecured facilities, access to the public markets through its $200 million equity shelf registration, and cash and cash equivalents of $6.4 million.

Operating cash flow is expected to provide sufficient funds for dividends and distributions in accordance with REIT federal income tax requirements. In addition, the Company anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its centers.

Distributions declared and recorded during the six months ended June 30, 1997 were $22.6 million, or $1.26 per share or unit. The Company's dividend payout ratio as a percentage of net income before depreciation and amortization, exclusive of amortization of deferred financing costs, minority interest and extraordinary item ("FFO") was 92.2% during the six months ended June 30, 1997. The Unsecured Facility limits aggregate dividends and distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

In March 1997, the Company entered into a $50 million supplemental unsecured revolving credit facility bearing the same terms and conditions as the Unsecured Facility except that the additional facility expires on September 30, 1997 unless extended for six months. Interest on the outstanding balance is payable monthly at a rate equal to LIBOR plus 1.45%, or the prime rate, at the Company's option. Fees on the unused portion of the unsecured facilities are payable quarterly at a rate of 0.25% per annum.

The Company is in the process of planning development for 1997 and beyond, including a new project in Wrentham, Massachusetts (near the junction of Interstates 95 and 495 between Boston, MA and Providence, RI) with an expected initial phase of 230,000 square feet of GLA, and expansions at Woodbury Common (270,000 square feet), Desert Hills (35,000 square feet), Liberty Village (13,000 square feet), Folsom (20,000 square feet) and Camarillo (85,000 square feet). These projects are in various stages of development and there can be no assurance that any of them will be completed or opened, or that there will not be delays in the opening or completion of any of them. The Company anticipates development and construction costs of approximately $75 million to $115 million annually.

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

It is the Company's policy to limit its borrowings to less than 40% of total market capitalization (defined as the value of outstanding shares of common stock on a fully diluted basis including conversion of partnership units to common stock, plus total debt). Using a June 30, 1997 closing price of $38.00 per common share, the Company's ratio of debt to total market capitalization was approximately 26%.

Net cash provided by operating activities was $28.8 million and $23.7 million for the six months ended June 30, 1997 and 1996, respectively. The increase was primarily due to the growth of the Company's GLA to 4.0 million square feet in 1997 from 3.3 million square feet in 1996 and decreases in accounts receivable, offset by decreases in accrued expenses. Net cash used in investing activities increased $76.3 million for the six months ended June 30, 1997 compared to the corresponding 1996 period, primarily as a result of the acquisition of Waikele Factory Outlets. Net cash provided by financing activities increased $60.7 million primarily due to the purchase of stock by Simon.

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

                                 Three Months              Six Months
                                 Ended June 30,            Ended June 30,
                               1997         1996          1997            1996
                          ------------  -------------  ----------- ------------

 Net income before
    extraordinary item       $5,613        $5,456        $10,753      $10,217
Add back:
Depreciation and
  amortization (1)            6,136         3,478         11,856        7,065
Amortization of deferred
  financing costs and
  depreciation of non-real
   estate assets              (401)          (269)         (736)         (656)
Minority interest in the
Operating Partnership (1)    1,372          2,584         2,669         4,894
                          ------------   -----------   ----------   ----------
      FFO                  $12,720        $11,249       $24,542       $21,520
                          ============   ===========   ==========   ==========
      ---------------------------------------

(1) Excludes depreciation and minority interest attributed to a third-party limited partner's interest in a partnership.

                            CHELSEA GCA REALTY, INC.

PART II.       OTHER INFORMATION

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held an annual meeting of stockholders on June 10, 1997, at which the following matters were voted upon:

         1.       Election of three directors.
         2. Approval of appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 1997.

The results of the meeting were as follows:
                                                                  BROKER
DIRECTORS                FOR           WITHHELD                   NON-VOTES

William D. Bloom      12,363,149       35,462                         0
Robert Frommer        12,361,165       37,446                         0
Reuben S. Leibowitz   12,369,565       29,046                         0

                                                                  BROKER
                FOR            AGAINST           ABSTAIN          NON-VOTES

Proposal 2   12,372,877        8,230             17,504               0


Messrs. David C. Bloom, Brendan T. Byrne, Barry M. Ginsburg and Philip D. Kaltenbacher continued as directors after the meeting. Subsequent to the meeting, John D. Santoleri resigned as a director.

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

Date: August 13, 1997