Form 10-Q
period 1997-09-30
CHELSEA GCA REALTY INC
filed 1997-11-12
CIK 911215

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                                 (973) 228-6111
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No .

The number of shares outstanding of the registrant's common stock, $0.01 par value, was 15,281,683 at November 6, 1997.

                            CHELSEA GCA REALTY, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                Page

         Condensed Consolidated Balance Sheets
               as of September 30, 1997 and December 31, 1996.........     2

         Condensed Consolidated Statements of Income
               for the three and nine months ended September 30,
               1997 and 1996..........................................     3

         Condensed Consolidated Statements of Cash Flows
               for the nine months ended September 30, 1997 and 1996..     4

         Notes to Condensed Consolidated Financial Statements.........     5

Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations.................................      9

Signatures...........................................................     15

ITEM 1.  FINANCIAL STATEMENTS
                            CHELSEA GCA REALTY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       SEPTEMBER 30,          December 31,
                                                                            1997                  1996
                                                                       ---------------       ---------------
                                                                         (Unaudited)
Assets
Rental properties:
     Land........................................................      $ 106,840             $   80,312
     Depreciable property........................................        559,568                432,042
                                                                       ---------------       ---------------
Total rental property............................................      666,408               512,354
Accumulated depreciation.........................................      (74,166)              (58,054)
                                                                       ---------------       ---------------
Rental properties, net...........................................      592,242               454,300
Cash and equivalents.............................................       11,009                13,886
Notes receivable-related parties.................................        4,781                 8,023
Deferred costs, net..............................................       15,235                10,321
Other assets.....................................................       11,435                15,682
                                                                       ---------------       ---------------
TOTAL ASSETS.....................................................    $ 634,702             $ 502,212
                                                                       ===============       ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Unsecured bank debt.........................................    $  87,035             $    -
     7.75% Unsecured Notes due 2001..............................       99,722                99,668
     Remarketed Floating Rate Reset Notes due 2001...............      100,000               100,000
     Construction payables.......................................       16,840                14,473
     Accounts payable and accrued expenses.......................       11,527                12,257
     Obligation under capital lease..............................        9,748                 9,805
     Distribution payable to stockholders........................        9,617                 -
     Distribution payable to unitholders.........................        2,163                 3,038
     Rent payable................................................        1,654                 1,637
                                                                     --------------        ---------------
TOTAL LIABILITIES................................................      338,306               240,878

Commitments and contingencies

MINORITY INTEREST................................................       48,602                75,994

Stockholders' equity:
     Preferred stock, $0.01 par value,
       5,000 shares authorized, none issued
       Common stock, $0.01 par value,
       50,000 shares authorized,
       issued and outstanding 15,264 in 1997
       and 12,402 in 1996........................................          153                   124
     Paid-in-capital.............................................      279,847               207,910
     Distributions in excess of net income                             (32,206)              (22,694)
                                                                    ---------------       ---------------
TOTAL STOCKHOLDERS' EQUITY.......................................      247,794               185,340
                                                                    ---------------       ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......................    $ 634,702             $ 502,212
                                                                    ===============       ===============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                            CHELSEA GCA REALTY, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      Three Months                   Nine Months
                                                                    Ended September 30,          ENDED SEPTEMBER 30,
                                                                      1997          1996          1997          1996
                                                                 -------------  ------------  ------------  ------------
Revenues:
   Base rent................................................           $18,096       $14,737       $50,945       $41,160
   Percentage rent..........................................             2,694         2,028         5,776         3,707
   Expense reimbursements...................................             7,215         5,958        19,641        16,812
   Other income.............................................               817           600         1,746         1,628
                                                                 -------------  ------------  ------------  ------------
TOTAL REVENUES..............................................            28,822        23,323        78,108        63,307
                                                                 -------------  ------------  ------------  ------------

EXPENSES:
   Interest.................................................             3,785         2,484        11,343         5,910
   Operating and maintenance................................             7,876         6,718        21,403        18,314
   Depreciation and amortization............................             6,143         4,597        18,111        11,765
   General and administrative...............................             1,019           829         2,489         2,270
   Other....................................................               619           554         1,833         1,657
                                                                 -------------  ------------  ------------  ------------
TOTAL EXPENSES..............................................            19,442        15,182        55,179        39,916
                                                                 -------------  ------------  ------------  ------------

INCOME BEFORE MINORITY INTEREST AND
  EXTRAORDINARY ITEM........................................             9,380         8,141        22,929        23,391

Minority interest...........................................            (1,722)       (2,548)       (4,518)       (7,581)
                                                                 -------------  ------------  ------------  ------------

Net income before extraordinary item........................             7,658         5,593        18,411        15,810

Extraordinary item - loss on early extinguishment of
debt, net of minority interest in the amount of $295........                 -            -              -          (607)
                                                                 -------------  ------------  ------------  ------------

NET INCOME..................................................            $7,658        $5,593       $18,411       $15,203
                                                                 =============  ============  ============  ============

PER SHARE DATA:
Income per share before extraordinary item..................             $0.49         $0.47         $1.26         $1.35

Extraordinary loss per share................................     -              -             -                  ($0.05)
                                                                 -------------  ------------  ------------  ------------

NET INCOME PER SHARE........................................             $0.49         $0.47         $1.26         $1.30
                                                                 =============  ============  ============  ============

Weighted average common shares outstanding                              15,579        12,007        14,639        11,717
                                                                 =============  ============  ============  ============

DIVIDENDS DECLARED PER COMMON SHARE                                      $0.63        $0.575         $1.89        $1.725
                                                                 =============  ============  ============  ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                            CHELSEA GCA REALTY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                        1997                1996
                                                                    -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.....................................................         $18,411             $15,203

Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization.............................          18,111              11,765
     Minority interest in net income...........................           4,518               7,286
     Loss on early extinguishment of debt......................               -                 902
     Amortization of debt discount.............................              54                  56
     Other operating activities................................              53                (164)
     Additions to deferred lease costs.........................          (4,928)             (1,274)
     Changes in assets and liabilities:
      Straight line rent receivable............................          (1,144)             (1,184)
      Other assets.............................................           5,391                 389
      Accounts payable and accrued expenses....................            (770)              3,494
                                                                        -------------       ------------
Net cash provided by operating activities......................          39,696              36,473
                                                                        -------------       ------------

Cash flows from investing activities
Additions to and acquisitions of rental properties.............        (153,416)            (81,052)
Additions to deferred development costs........................          (1,060)             (1,894)
Advances to related parties....................................             -                   (67)
Payments from related parties..................................             -                   173
                                                                        -------------     ------------
Net cash used in investing activities..........................         (154,476)           (82,840)
                                                                        -------------     ------------

Cash flows from financing activities
Net proceeds from sale of common stock.........................           51,976              1,290
Distributions..................................................          (26,459)           (29,472)
Debt proceeds..................................................          137,035            188,592
Repayments of debt.............................................          (50,000)          (107,000)
Additions to deferred financing costs..........................             (536)            (3,349)
Other financing activities.....................................             (113)               (25)

                                                                        -------------       ------------
Net cash provided by financing activities                                111,903            50,036
                                                                        -------------       ------------

Net increase (decrease) in cash and equivalents................           (2,877)             3,669
Cash and equivalents, beginning of period......................           13,886              3,987
                                                                        -------------       ------------
Cash and equivalents, end of period............................          $11,009             $7,656
                                                                        =============       ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: During the nine months ended September 30, 1997 and 1996, 1.4 million and 0.5 million Operating Partnership units with a book value of approximately $20.0 million and $7.9 million, respectively, were converted to common shares. In June 1997, the Company forgave a $3.3 million related party note receivable as partial consideration to acquire the remaining 50% interest in Solvang. On March 31, 1997, the Company issued Operating Partnership units having a market value of $0.5 million as partial consideration to acquire Waikele Factory Outlets. Additionally, during 1996, the Company acquired property valued at $1.6 million through the issuance of units in the Operating Partnership.

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                            CHELSEA GCA REALTY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   ORGANIZATION AND BASIS OF PRESENTATION

Chelsea GCA Realty, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT"). The Company is the managing general partner of Chelsea GCA Realty Partnership, L.P. (the "Operating Partnership"), an operating partnership which at September 30, 1997 owned and provided development, leasing, marketing and management services for 19 upscale and fashion-oriented manufacturers' outlet centers (the "Properties") containing approximately 4.1 million square feet of gross leasable area ("GLA"). The Properties are located near large metropolitan areas including New York, Los Angeles, San Francisco, Sacramento, Atlanta, Portland (Oregon), Kansas City and Cleveland, or at or near tourist destinations including Honolulu, the Napa Valley, Palm Springs and the Monterey Peninsula. The Company also has a number of properties under development and expansion.

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

Ownership of the Operating Partnership as of September 30, 1997 was as follows:

    Company                         81.6%               15,264,000   units
   Unitholders                      18.4%                3,433,000   units
                               ----------------      -------------------
            TOTAL                  100.0%               18,697,000


The condensed consolidated financial statements of the Company include the accounts of Solvang Designer Outlets ("Solvang"), a limited partnership. The Company previously had a 50% interest and was the sole general partner. On June 30, 1997, the Company acquired the remaining 50% interest in Solvang. Solvang is not material to the operations or financial position of the Company.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted for the fiscal years ending after December 15, 1997. The Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. Management does not believe the adoption of Statement No. 128 will have a material impact on earnings per share.

2.   JOINT VENTURE AGREEMENT

In May 1997, the Company announced the formation of a strategic alliance with Simon DeBartolo Group, Inc. ("Simon") to develop and acquire high-end outlet centers with GLA of 500,000 square feet or more in the United States. The Company and Simon will be co-managing general partners, each with 50% ownership of the joint venture and any entities formed with respect to specific projects; the Company will have primary responsibility for the day-to-day activities of each project. In conjunction with the alliance, the Company completed the sale on June 16, 1997 to Simon of 1.4 million shares of new common stock, for an aggregate sales price of $50 million. Net proceeds from the sale were used to repay borrowings under the Company's Unsecured Facility.

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

4.   DEBT

In March 1996, the Company replaced its secured revolving credit facility (the "Secured Facility") with an unsecured $100 million revolving credit facility (the "Unsecured Facility") which expires March 29, 1998. In connection with the termination of the Secured Facility, the Company expensed as an extraordinary item unamortized deferred financing costs of $0.6 million (net of minority interest of $0.3 million). In March 1997, the Company obtained a supplemental $50 million unsecured revolving credit facility bearing the same terms and conditions as the Unsecured Facility. Interest on the outstanding balance of the unsecured facilities is payable monthly at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.45% (reduced to LIBOR plus 1.15% on October 10,
1997), or the prime rate, at the Company's option. Fees on the unused portion of the unsecured facilities are payable quarterly at a rate of 0.25% per annum. The outstanding balance at September 30, 1997 was $87.0 million, which approximates fair value, leaving $63.0 million of borrowing availability. The Company repaid substantially all borrowings under the Unsecured Facility with proceeds from two offerings in October 1997. (See Note 6).

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

In October 1996, the Company's Operating Partnership completed a $100 million offering of Remarketed Floating Rate Reset Notes (the "Reset Notes"), which are guaranteed by the Company. The interest rate will reset quarterly and will equal LIBOR plus 75 basis points during the first year. The spread and the spread period for subsequent periods will be adjusted in whole or part at the end of the first year, pursuant to an agreement with the underwriters. Unless previously redeemed, the Reset Notes will have a final maturity of October 23, 2001. Net proceeds from the offering were used to repay all of the borrowings under the Unsecured Facility and for working capital. The carrying amount of the Reset Notes approximates their fair value. In October 1997, the Company redeemed $40 million principal amount and reset the interest rate to LIBOR plus 48 basis points for one year on the remaining $60 million of Reset Notes.

Interest and loan costs of approximately $3.5 million and $3.6 million were capitalized as development costs during the nine months ended September 30, 1997 and 1996, respectively.

     In October 1997, the Company's Operating Partnership completed a $125 million public debt offering of 7.25% unsecured term notes due October 2007 (the "7.25% Notes"). The 7.25% Notes were priced to yield 7.29% to investors, 120 basis points over the then 10-year U.S. Treasury rate. The 7.25% Notes are redeemable at the option of the Operating Partnership at any time and from time to time at a premium. Net proceeds from the offering were used to repay substantially all borrowings under the Company's Unsecured Facility, to redeem $40 million of Reset Notes as mentioned above and for general corporate purposes.

5.   DIVIDENDS

On September 11, 1997, the Board of Directors of the Company declared a $0.63 per share dividend to shareholders of record on September 30, 1997. The dividend, totaling $9.6 million, was paid on October 20, 1997. The Operating Partnership simultaneously paid a $0.63 per unit cash distribution, totaling $2.2 million, to its unitholders.

6.   PREFERRED STOCK

In October 1997, the Company issued 1,000,000 shares of 8.375% Series A Cumulative Redeemable Preferred Stock (the "Preferred Stock"), par value $0.01 per share, having a liquidation preference of $50.00 per share. The Preferred Stock has no stated maturity and is not convertible into any other securities of the Company. The Preferred Stock is redeemable on or after October 15, 2027 at the Company's option. Net proceeds from the offering were used to repay borrowings under the Company's Unsecured Facility.

7.   INCOME TAXES

The Company is taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, and generally will not be subject to federal income tax to the extent that it distributes at least 95% of its REIT taxable income to its stockholders and meets certain other requirements. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed taxable income. At September 30, 1997 and 1996, the Company was in compliance with all REIT requirements and was not subject to federal income taxes.

8.   NET INCOME PER COMMON SHARE

Net income per common share is computed in accordance with the treasury stock method and is based on the weighted average number of common shares and common stock equivalent shares outstanding during the periods. The common stock equivalent shares represent options outstanding.

9.   COMMITMENTS AND CONTINGENCIES

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

10.   RELATED PARTY INFORMATION

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

11.   EXTRAORDINARY ITEM

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

GENERAL OVERVIEW

The Company has grown by increasing rent at its existing centers, expanding its existing centers, developing new centers and acquiring and redeveloping centers. The Company operated 19 manufacturers' outlet centers at September 30, 1997 compared to 18 at the end of the same quarter in the prior year. The Company's operating gross leasable area (GLA) at September 30, 1997, increased 15.1% to
4.1 million square feet from 3.5 million square feet at September 30, 1996. GLA added since October 1, 1996 is detailed as follows:

                                                        12 mos ended             9 mos ended             3 mos ended
                                                       September 30,            September 30,            December 31,
                                                            1997                     1997                    1996
                                                     ------------------       ------------------       ----------------
GLA added (in 000's):

CENTERS EXPANDED:
    North Georgia................................        111                     111                    -
    Desert Hills.................................         18                      18                    -
    Camarillo....................................        139                      85                     54
    Folsom.......................................         38                      16                     22
    Liberty Village..............................         18                      13                      5
    Other........................................         (4)                     (4)                    -
                                                    ------------            -------------          ------------
TOTAL CENTERS EXPANDED...........................        320                     239                     81

CENTER ACQUIRED:
    Waikele......................................        214                     214                    -
                                                    ------------            -------------          ------------

Net GLA added during the period                          534                     453                     81

GLA at end of period.............................      4,063                   4,063                  3,610

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

Net income before minority interest and extraordinary item increased $1.3 million to $9.4 million for the three months ended September 30, 1997 from $8.1 million for the three months ended September 30, 1996. Increases in revenues were offset by higher interest expense and depreciation and amortization.

Base rental revenues increased $3.4 million, or 22.8%, to $18.1 million for the three months ended September 30, 1997 from $14.7 million for the three months ended September 30, 1996 due to expansions, new center openings, an acquisition and higher average rents.

Percentage rent revenues increased $0.7 million to $2.7 million for the three months ended September 30, 1997, from $2.0 million for the three months ended September 30, 1996. The increase was primarily due to increases in tenant sales at the Company's larger centers and an increase in tenants contributing percentage rents.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $1.2 million, or 21.1%, to $7.2 million for the three months ended September 30, 1997 from $6.0 million for the three months ended September 30, 1996, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses was 91.6% in the third quarter of 1997, compared to 92.2% in the third quarter of 1996.

Other income increased $0.2 million to $0.8 million for the three months ended September 30, 1997 from $0.6 million for the three months ended September 30, 1996 as the result of an outparcel sale at one of the operating centers, net of lease termination income in the 1996 period.

Interest in excess of amounts capitalized increased $1.3 million to $3.8 million for the three months ended September 30, 1997 from $2.5 million for the three months ended September 30, 1996 primarily due to higher debt balances from new centers, expansion openings, and a center acquisition financed with borrowings.

Operating and maintenance expenses increased $1.2 million, or 17.2%, to $7.9 million for the three months ended September 30, 1997 from $6.7 million for the three months ended September 30, 1996. The increase was primarily due to costs related to increased GLA.

Depreciation and amortization expense increased $1.5 million, or 33.6%, to $6.1 million for the three months ended September 30, 1997 from $4.6 million for the three months ended September 30, 1996. The increase was primarily related to increased GLA.

General and administrative expenses increased $0.2 million, or 22.9%, to $1.0 million for the three months ended September 30, 1997 from $0.8 million for the three months ended September 30, 1996 due to increased personnel and overhead costs.

Other expenses remained flat at $0.6 million for the three months ended September 30, 1997 and 1996.

Minority interest decreased $0.8 million, or 32.4%, to $1.7 million for the three months ended September 30, 1997 from $2.5 million for the three months ended September 30, 1996 primarily as a result of the conversion by one limited partner of 1.3 million units in the Operating Partnership for an equal number of common shares in the Company and a subsequent distribution of the shares to third-party investors.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

Net income before minority interest and extraordinary item decreased $0.4 million to $23.0 million for the nine months ended September 30, 1997, from $23.4 million for the nine months ended September 30, 1996. Increases in revenues were more than offset by higher interest expense and increases in depreciation and amortization.

Base rental revenues increased $9.8 million, or 23.8%, to $51.0 million for the nine months ended September 30, 1997, from $41.2 million for the nine months ended September 30, 1996, due to expansions, new center openings, an acquisition and higher average rents.

Percentage rent revenues increased $2.1 million to $5.8 million for the nine months ended September 30, 1997 from $3.7 million for the nine months ended September 30, 1996. The increase was primarily due to increases in tenant sales, expansions at the Company's larger centers and increases in tenants contributing percentage rents.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $2.8 million, or 16.8%, to $19.6 million for the nine months ended September 30, 1997 from $16.8 million for the nine months ended September 30, 1996, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses was 91.8% in 1997 compared to 93.1% in 1996.

Interest in excess of amounts capitalized increased $5.4 million to $11.3 million for the nine months ended September 30, 1997 from $5.9 million for the nine months ended September 30, 1996 primarily due to higher debt balances from new centers, expansion openings, and a center acquisition financed with borrowings.

Operating and maintenance expenses increased $3.1 million, or 16.9%, to $21.4 million for the nine months ended September 30, 1997 from $18.3 million for the nine months ended September 30, 1996. The increase was primarily due to costs related to increased GLA.

Depreciation and amortization expense increased $6.3 million, or 53.9%, to $18.1 million for the nine months ended September 30, 1997 from $11.8 million for the nine months ended September 30, 1996. The increase was primarily due to costs related to increased GLA.

General and administrative expenses increased $0.2 million to $2.5 million for the nine months ended September 30, 1997 from $2.3 million for the nine months ended September 30, 1996 due to increased personnel and overhead costs.

Other expenses increased $0.2 million to $1.8 million for the nine months ended September 30, 1997 from $1.6 million for the nine months ended September 30, 1996. The increase included additional reserves for bad debts.

Minority interest decreased $3.1 million, or 40.4%, to $4.5 million for the nine months ended September 30, 1997 from $7.6 million for the nine months ended September 30, 1996 primarily as a result of the conversion by one limited partner of 1.3 million units in the Operating Partnership for an equal number of common shares in the Company and a subsequent distribution of the shares to third-party investors.

In March 1996, the Company replaced its Secured Facility. Deferred financing costs of $0.6 million, net of minority interest of $0.3 million, were expensed in connection with the early retirement of the Secured Facility.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes it has adequate financial resources to fund operating expenses, distributions, and planned development and construction activities. Operating cash flow during 1997 is expected to increase with a full year of operations of the 676,000 square feet of GLA added during 1996, the acquisition of Waikele Factory Outlets and scheduled openings of one new center and several expansions in 1997.

Operating cash flow is expected to provide sufficient funds for dividends and distributions in accordance with REIT federal income tax requirements. In addition, the Company anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its centers.

Distributions declared and recorded during the nine months ended September 30, 1997 were $34.4 million, or $1.89 per share or unit. The Company's dividend payout ratio as a percentage of net income before depreciation and amortization, exclusive of amortization of deferred financing costs, minority interest and extraordinary item ("FFO") was 86.8% during the nine months ended September 30, 1997. The Unsecured Facility limits aggregate dividends and distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

In October 1997, the Company issued 1,000,000 shares of 8.375% Series A Cumulative Redeemable Preferred Stock (the "Preferred Stock"), par value $0.01 per share, having a liquidation preference of $50.00 per share. The Preferred Stock has no stated maturity and is not convertible into any other securities of the Company. The Preferred Stock is redeemable on or after October 15, 2027 at the Company's option. Net proceeds from the offering were used to repay borrowings under the Company's Unsecured Facility.

In October 1997, the Company's Operating Partnership completed a $125 million public debt offering of 7.25% unsecured term notes due October 2007 (the "7.25% Notes"). The 7.25% Notes were priced to yield 7.29% to investors, 120 basis points over the 10-year U.S. Treasury rate. Net proceeds from the offering were used to repay substantially all borrowings under the Company's Unsecured Facility, redeem $40 million of Reset Notes and for general corporate purposes.

Subsequent to the two offerings in October 1997, the Company had $145 million available under its unsecured facilities, access to the public markets through its $200 million equity and $175 million debt shelf registration and cash and cash equivalents of approximately $44 million.

The 227,000 square foot first phase of Wrentham Village Premium Outlets (Wrentham, MA), located near the junction of Interstates 95 and 495 between Boston and Providence, opened in mid-October. The Company expects to be under construction by the end of November on approximately 730,000 square feet of new GLA to be completed during the balance of 1997 and in 1998, including the 270,000 square foot first phase of Leesburg Corner Premium Outlets (Leesburg,
VA), a new center serving the greater Washington, D.C. market; and expansions, already underway, of 270,000 square feet at Woodbury Common Premium Outlets (Central Valley, NY), 140,000 square feet (Phase II) at Wrentham Village Premium Outlets, 30,000 square feet at Desert Hills Premium Outlets (Cabazon, CA), and 20,000 square feet at Folsom Premium Outlets (Folsom, CA). These projects are in various stages of development and there can be no assurance that any of them will be completed or opened, or that there will not be delays in the opening or completion of any of them. The Company anticipates development and construction costs of approximately $75 million to $115 million annually.

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

     It is the Company's policy to limit its borrowings to less than 40% of total market capitalization (defined as the value of outstanding common and preferred shares on a fully diluted basis including conversion of partnership units to stock, plus total debt). After the two October 1997 offerings were completed, using an October 21, 1997 closing price of $41.125 per common share plus a liquidation preference of $50.00 per preferred share, the Company's ratio of debt to total market capitalization was approximately 26%.

Net cash provided by operating activities was $39.7 million and $36.5 million for the nine months ended September 30, 1997 and 1996, respectively. The increase was primarily due to the growth of the Company's GLA to 4.1 million square feet in 1997 from 3.5 million square feet in 1996 and decreases in accounts receivable, offset by decreases in accrued expenses. Net cash used in investing activities increased $71.6 million for the nine months ended September 30, 1997 compared to the corresponding 1996 period primarily as a result of the acquisition of Waikele Factory Outlets. Net cash provided by financing activities increased $61.9 million primarily due to the purchase of stock by Simon.

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

                                                             Three Months Ended     Nine Months Ended
                                                                September 30,         September 30,
                                                                  1997     1996       1997        1996
                                                             ----------- --------   ---------- --------

Net income before extraordinary item.....................      $7,658      $5,593    $18,411   $15,810
Add back:
Depreciation and amortization (1)........................       6,143       4,539     17,999    11,604
Amortization of deferred financing costs and
 depreciation of non-real estate assets..................        (430)       (264)    (1,166)     (920)
Minority interest in the Operating Partnership (1).......       1,722       2,492      4,391     7,386
                                                              ----------   -------  ---------- ---------
FFO......................................................     $15,093     $12,360    $39,635   $33,880
                                                              ==========  ========  ========== =======
---------------------------------------

(1) Excludes depreciation and minority interest attributed to a third-party limited partner's interest in a partnership for the three months ended September 30, 1996 and the nine months ended September 30, 1997 and 1996.

                            CHELSEA GCA REALTY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CHELSEA GCA REALTY, INC.


                                   By:   /S/  LESLIE T. CHAO
                                         -------------------------------------
                                         Leslie T. Chao
                                         President and Chief Financial Officer

Date:  November 11, 1997