Form 10-K
period 1997-12-31
CHELSEA GCA REALTY INC
filed 1998-03-30
CIK 911215

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ___________ to______________

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

                                                   NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS                      WHICH REGISTERED
    Common stock, $0.01 par value                New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Based on closing sales price on March 4, 1998 of $37.00 the aggregate market value of the voting stock held by non-affiliates of the registrant was $566,998,434.

The number of shares outstanding of the registrant's common stock, $0.01 par value was 15,353,183 at March 4, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive Proxy Statement relating to its 1998 Annual Meeting of Shareholders are incorporated by reference into Part III as set forth herein.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

Chelsea GCA Realty, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") formed through the merger of The Chelsea Group ("Chelsea") and Ginsburg Craig Associates ("GCA"). The Company made its initial public offering of common stock on November 2, 1993 (the "IPO") and simultaneously became the managing general partner of Chelsea GCA Realty Partnership, L.P. (the "Operating Partnership"), a partnership that owns, develops, redevelops, leases, markets and manages upscale and fashion-oriented manufacturers' outlet centers. At the end of 1997, the Company owned and operated 20 centers (the "Properties") with approximately 4.3 million square feet of gross leasable area ("GLA") in 12 states. The Company also has properties under development including one new center in Leesburg, Virginia, an expansion of Woodbury Common (Central Valley, NY), its largest center, and expansions of other existing centers. The Company's existing portfolio includes properties in or near New York City, Los Angeles, San Francisco, Sacramento, Boston, Portland (Oregon), Kansas City, Atlanta, Cleveland, Honolulu, the Napa Valley, Palms Springs and the Monterey Peninsula.

The Company's executive offices are located at 103 Eisenhower Parkway, Roseland, New Jersey 07068 (telephone 973- 228-6111). The Company was incorporated in Maryland on August 24, 1993.

The Company is taxed as a REIT under the provisions of the Internal Revenue Code. The Company generally will not be taxed at the corporate level on income it currently distributes to its shareholders, provided it distributes at least 95% of its taxable income each year.

RECENT DEVELOPMENTS

Between January 1, 1997 and December 31, 1997, the Company added 698,000 square feet of GLA to its portfolio as a result of a 227,000 square foot new center opening, a 214,000 square foot acquisition and five expansions totaling 257,000 square feet.

A summary of development, acquisition and expansion activity from January 1, 1997 through December 31, 1997 is contained below:

                                            Acquisition
                                                or                 GLA          Number
                                            Development           (Sq.         of
PROPERTY                                     Date(s)              Ft.)         Stores             Certain Tenants
                                         -----------------   --------------   ------------    ---------------------

As of January 1, 1997...........                               3,610,000        995
New center:
     Wrentham Village...........          10/97                  227,000         57          Bose, Brooks Brothers,
                                                                                             Donna Karan, GAP, Off 5th-Saks
                                                                                             Fifth Avenue, Versace
Acquisition:
     Waikele Premium Outlets....           3/97                  214,000         51          Bose, Donna Karan, Guess, Levi's, Nine
                                                                                             West, Off 5th-Saks Fifth Avenue
Expansions:
     North Georgia...................      5/97                  111,000         32          Joan & David, Liz Claiborne, Williams
                                                                                               Sonoma
     Camarillo Premium Outlets.......      9/97                   85,000         18          Calvin Klein, GAP, J. Peterman
     Desert Hills....................     11/97                   36,000          8          Emanuel/Emanuel Ungaro, Lacoste
     Other (net).....................                             25,000          1          Emanuel/Emanuel Ungaro
                                                             --------------  ------------
          Total expansions...........                            257,000         59
                                                             --------------  -----------
As of December 31, 1997..............                          4,308,000      1,162
                                                             ==============  ===========

The most recent newly developed, expanded or acquired centers are discussed below:

WRENTHAM VILLAGE, WRENTHAM, MASSACHUSETTS. Wrentham Village Premium Outlets, a 227,000 square foot center containing 57 stores, opened in October 1997 and is located near the junction of interstates 95 and 495 between Boston and Providence. The populations within a 30-mile, 60-mile and 100-mile radius are approximately 3.9 million, 6.9 million and 10.3 million, respectively. Average household income within a 30-mile radius is approximately $52,000.

WAIKELE, WAIPAHU, HAWAII. Waikele Premium Outlets, a 214,000 square foot center containing 51 stores, was acquired on March 31, 1997 and is located on Oahu Highway H-1, 15 miles northwest of Honolulu. The populations within a 15- mile and 30-mile radius are approximately 700,000 and 900,000, respectively. Average household income within a 30- mile radius is approximately $63,000. Approximately 6.5 million tourists visited Hawaii in 1996.

NORTH GEORGIA, DAWSONVILLE, GEORGIA. North Georgia Premium Outlets, a 403,000 square foot center containing 108 stores, opened in two phases, in May 1996 and May 1997. The center is located 40 miles north of Atlanta on Georgia State Highway 400 bordering Lake Lanier, at the gateway to the North Georgia mountains. The populations within a 30- mile, 60-mile and 100-mile radius are approximately 700,000, 3.6 million and 5.8 million, respectively. Average household income within a 30-mile radius is approximately $55,000.

CAMARILLO, CAMARILLO, CALIFORNIA. Camarillo Premium Outlets, a 365,000 square foot center containing 103 stores, opened in five phases, from March 1995 through September 1997. The center is located 48 miles north of Los Angeles, about 55 miles south of Santa Barbara on Highway 101. The populations within a 30-mile, 60-mile and 100-mile radius are approximately 1.1 million, 8.3 million and 14.6 million, respectively. Average household income within a 30-mile radius is approximately $66,000.

DESERT HILLS, CABAZON, CALIFORNIA. Desert Hills Premium Outlets, a 468,000 square foot center containing 117 stores, opened in three phases, in December 1990, June 1995 and November 1997. The center is located on Interstate 10, 18 miles west of Palm Springs and 75 miles east of Los Angeles. The populations within a 30-mile, 60-mile and 100-mile radius are approximately 1.1 million, 4.7 million and 17.0 million, respectively. Average household income within a 30-mile radius is approximately $42,000.

The Company has started construction of approximately 760,000 square feet of new GLA scheduled for completion in 1998, including the 270,000 square foot first phase of Leesburg Corner Premium Outlets (Leesburg, VA), a new center serving the greater Washington, DC market; and expansions of 270,000 square feet at Woodbury Common Premium Outlets (Central Valley, NY), 125,000 square feet at Wrentham Village Premium Outlets, 45,000 square feet at Camarillo Premium Outlets, 30,000 square feet at North Georgia Premium Outlets, and 20,000 square feet at Folsom Premium Outlets (Folsom, CA). These projects are in various stages of development and there can be no assurance that any of these projects will be completed or opened, or that there will not be delays in the opening or completion of any of these projects.

STRATEGIC ALLIANCE

In May 1997, the Company announced the formation of a strategic alliance with Simon DeBartolo Group, Inc. ("Simon") to develop and acquire high-end outlet centers with GLA of 500,000 square feet or more in the United States. The Company and Simon will be co-managing general partners, each with 50% ownership of the joint venture and any entities formed with respect to specific projects; the Company will have primary responsibility for the day-to-day activities of each project. In conjunction with the alliance, on June 16, 1997, the Company completed the sale of 1.4 million shares of common stock to Simon, for an aggregate price of $50 million. Proceeds from the sale were used to repay borrowings under the Credit Facilities. Simon is one of the largest publicly traded real estate companies in North America as measured by market capitalization, and at March 1998 owns, has an interest in and or manages approximately 145 million square feet of retail and mixed-use properties in 34 states.

ORGANIZATION OF THE COMPANY

The Company was organized to combine Chelsea and GCA, two leading outlet center development companies, into the Operating Partnership, providing for greater access to the public and private capital markets. All of the Company's assets are held by and all of its business activities conducted through the Operating Partnership. The Company is the sole general partner of the Operating Partnership (which owned 81.7% in the Operating Partnership as of December 31,
1997) and has full and complete control over the management of the Operating Partnership and each of the Properties.

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

STRONG TENANT RELATIONSHIPS. The Company maintains strong tenant relationships with high fashion, upscale manufacturers that have a selective presence in the outlet industry, such as Ann Taylor, Brooks Brothers, Cole Haan, Donna Karan, Joan & David, Jones New York, Nautica, Polo Ralph Lauren and Tommy Hilfiger, as well as with national brand-name manufacturers such as Nine West, Phillips-Van Heusen (Bass, Geoffrey Beene, Van Heusen) and Sara Lee (Champion, Hanes, Coach Leather). The Company believes that its ability to draw from both groups is an important factor in providing broad customer appeal and higher tenant sales.

HIGH QUALITY PROPERTY PORTFOLIO. The Properties generated weighted average reported tenant sales during 1997 of $360 per square foot. A significant number of the Company's tenants, including Ann Taylor, Brooks Brothers, Burberrys, Cole-Haan, Donna Karan, Emanuel/Emanuel Ungaro, Joan & David, Jones New York, Nike, Nine West, Nautica, Polo Ralph Lauren Factory Store, Royal Doulton, Timberland, Tommy Hilfiger and Waterford/Wedgwood, reported that the top store in their outlet chain during 1996 (as measured by sales per square foot or gross sales) was in one of the Company's centers. The Company believes that the quality of its centers gives it significant advantages in attracting customers and negotiating multi-lease transactions with tenants.

MANAGEMENT EXPERTISE. The Company believes it has a competitive advantage in the manufacturers' outlet business as a result of its experience in the business, long-standing relationships with tenants and expertise in the development and operation of manufacturers' outlet centers. The Company's senior management has been recognized as leaders in the outlet industry over the last two decades. The Company was the first recipient of the VALUE RETAIL NEWS Award of Excellence. In addition, management developed a number of the earliest and most successful outlet centers in the industry, including Liberty Village (one of the first manufacturers' outlet centers in the U.S.) in 1981, Woodbury Common in 1985, and Desert Hills and Aurora Farms in 1990. Since the IPO, the Company has added significantly to its senior management in the areas of development, leasing and property management without increasing general and administrative expenses as a percentage of total revenues; additionally, the Company intends to continue to invest in systems and controls to support the planning, coordination and monitoring of its activities.

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

DEVELOPING NEW CENTERS AND EXPANDING EXISTING CENTERS. The Company believes there will continue to be significant opportunities to develop manufacturers' outlet centers across the United States. The Company intends to undertake such development on a selective basis, and believes that it will have a competitive advantage in doing so as a result of its development expertise, tenant relationships and access to capital. The Company expects that the development of new centers and the expansion of existing centers will continue to be a substantial part of its growth strategy. The Company believes that its development experience and strong tenant relationships enable it to determine site viability on a timely and cost-effective basis. There can be no assurance that any development or expansion projects will be commenced or completed as scheduled.

ACQUIRING AND REDEVELOPING CENTERS. The Company intends to selectively acquire individual properties and portfolios of properties that meet its strategic investment criteria as suitable opportunities arise. The Company believes that its extensive experience in the outlet center business, access to capital markets, familiarity with real estate markets and advanced management systems will allow it to evaluate and execute acquisitions competitively. Furthermore, management believes that the Company will be able to enhance the operation of acquired properties as a result of its (i) strong tenant relationships with both national and upscale fashion retailers; and (ii) development, marketing and management expertise as a full-service real estate organization. Additionally, the Company may be able to acquire properties on a tax-advantaged basis through the issuance of Operating Partnership units. There can be no assurance that any acquisitions will be consummated or, if consummated, will result in an advantageous return on investment for the Company.

OPERATING STRATEGY

The Company's primary business objectives are to enhance the value of its properties and operations by increasing cash flow. The Company plans to achieve these objectives through continuing efforts to improve tenant sales and profitability, and to enhance the opportunity for higher base and percentage rents.

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

MARKET AND SITE SELECTION. To ensure a sound long-term customer base, the Company generally seeks to develop sites near densely-populated, high-income metropolitan areas, and/or at or near major tourist destinations. While these areas typically impose numerous restrictions on development and require compliance with complex entitlement and regulatory processes, the Company believes that these areas provide the most attractive long-term demographic characteristics.

The Company generally seeks to develop sites that can support at least 400,000 square feet of GLA and that offer the long-term opportunity to dominate their respective markets through a critical mass of tenants.

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

PROPERTY DESIGN AND MANAGEMENT. The Company believes that effective property design and management are significant factors in the success of its properties and works continually to maintain or enhance each center's physical plant, original architectural theme and high level of on-site services. Each property is designed to be compatible with its environment and is maintained to high standards of aesthetics, ambiance and cleanliness in order to promote longer visits and repeat visits by shoppers. Of the Company's 326 full-time and 72 part-time employees, 228 full-time and 72 part-time employees are involved in on-site maintenance, security, administration and marketing. Centers are generally managed by an on-site property manager with oversight from a regional operations manager.

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

It is the Company's policy to limit its borrowings to less than 40% of total market capitalization (defined as the value of outstanding shares of common stock including conversion of partnership units to common stock, plus the liquidation preference value of preferred stock, plus total debt). Applying a December 31, 1997 closing price of $38.1875 per common share, plus a liquidation preference of $50.00 per preferred share, the Company's ratio of debt to total market capitalization was approximately 27% at December 31, 1997.

The Company currently has in place two unsecured bank revolving lines of credit with an aggregate maximum borrowing amount of $150 million (each, a "Credit Facility" and collectively, the "Credit Facilities"). Each Credit Facility expires on March 30, 1998 and bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.15% or the prime rate, at the Company's option. A fee on the unused portion of the Credit Facilities is payable quarterly at a rate of 0.25% per annum. The Credit Facilities' are provided by five banks. The Company has agreed to a term sheet with its agent bank for a new three year credit facility that generally includes more favorable terms than the Credit Facilities and is expected to close on or prior to March 30, 1998.

The Company completed the sale of 1.4 million shares of common stock to Simon, for an aggregate price of $50 million, on June 16, 1997, in conjunction with a strategic alliance. Proceeds from the sale were used to repay borrowings under the Credit Facilities.

In October 1997, the Company issued 1.0 million shares of 8.375% Series A Cumulative Redeemable Preferred Stock (the "Preferred Stock"), par value $0.01 per share, having a liquidation preference of $50.00 per share. The Preferred Stock has no stated maturity and is not convertible into any other securities of the Company. The Preferred Stock is redeemable on or after October 15, 2027 at the Company's option. Net proceeds from the offering were used to repay borrowings under the Company's Credit Facilities.

Also, in October 1997, the Company's Operating Partnership completed a $125 million public debt offering of 7.25% unsecured term notes due October 2007 (the "7.25% Notes"). The 7.25% Notes were priced to yield 7.29% to investors, 120 basis points over the then 10-year U.S. Treasury rate. Net proceeds from the offering were used to repay substantially all borrowings under the Company's Credit Facilities, redeem $40 million of Remarketed Floating Rate Reset Notes and for general corporate purposes.

COMPETITION

The Properties compete for retail consumer spending on the basis of the diverse mix of retail merchandising and value oriented pricing. Manufacturers' outlet centers have established a niche capitalizing on consumer demand desire for value-priced goods. The Properties compete for customer spending with other outlet locations, traditional shopping malls, off-price retailers, and other sales channels in the retail industry. The Company believes that the Properties are generally the leading manufacturers' outlet centers in each market. The Company carefully considers the degree of existing and planned competition in each proposed area before deciding to build a new center.

ENVIRONMENTAL MATTERS

The Company is not aware of any environmental liabilities relating to the Properties that would have a material impact on the Company's financial position and results of operations.

PERSONNEL

As of December 31, 1997, the Company had 326 full-time and 72 part-time employees. None of the employees are subject to any collective bargaining agreements, and the Company believes it has good relations with its employees.

ITEM 2. PROPERTIES

The Properties are upscale, fashion-oriented manufacturers' outlet centers located near large metropolitan areas, including New York, Los Angeles, San Francisco, Boston, Atlanta, Sacramento, Portland (Oregon), Kansas City and Cleveland, or at or near tourists destinations, including Honolulu, the Napa Valley, Palm Springs and the Monterey Peninsula. The Properties were 99% leased as of December 31, 1997 and contained approximately 1,200 stores with approximately 360 different tenants. During 1997 and 1996, the Properties generated weighted average tenant sales of $360 and $345 per square foot, respectively. As of December 31, 1997, the Company had 20 operating outlet centers. Of the 20 operating centers, 18 are owned 100% in fee; and two, American Tin Cannery Premium Outlets and Lawrence Riverfront Plaza Factory Outlets, are held under long-term leases. The Company manages all of its Properties.

Approximately 34% and 38% of the Company's revenues for the years ended December 31, 1997 and 1996, respectively, were derived from the Company's two centers with the highest revenues, Woodbury Common Premium Outlets and Desert Hills Premium Outlets. The loss of either center or a material decrease in revenues from either center for any reason may have a material adverse effect on the Company. In addition, approximately 38% and 44% of the Company's revenues for the years ended December 31, 1997 and 1996, respectively, were derived from the Company's centers in California.

     The Company does not consider any one store lease to be material and no individual tenant, combining all of its store concepts, accounts for more than 7% of the Company's gross revenues or total GLA. Only one tenant occupies more than 4.3% of the Company's total GLA. In view of these statistics and the Company's past success in re- leasing available space, the Company believes the loss of any individual tenant would not have a significant effect on future operations.


Set forth in the table below is certain property information as of December
31,1997:

                                             YEAR            GLA         NO. OF
NAME/LOCATION                                OPENED        (SQ.FT.)      STORES         CERTAIN TENANTS
--------------                              -----------   -------------  ------------  ------------------------------------

Woodbury Common.........................      1985         573,000         151         Brooks Brothers, Calvin Klein, Coach Leather,
 Central Valley, NY (New York City Metro                                               Donna Karan, GAP, Polo Ralph Lauren
 area)

Desert Hills............................      1990         468,000         117         Bose, Coach Leather, Donna Karan, Eddie
 Cabazon, CA (Palm Springs-Los Angeles area)                                           Bauer, Nautica, Polo Ralph
                                                                                       Lauren, Tommy Hilfiger

North Georgia...........................      1996         403,000         108         Bose, Brooks Brothers,
 Dawsonville, GA (Atlanta metro area)                                                  Donna Karan, GAP, Off 5th-Saks Fifth Avenue,
                                                                                       Van Heusen, Williams Sonoma

Camarillo Premium Outlets...............      1995         365,000         103         Barneys New York, Donna Karan, J. Peterman,
 Camarillo, CA (Los Angeles metro area)                                                Levi's, Nine West, Off 5th-Saks Fifth Avenue

Aurora Premium Outlets..................      1987         294,000          66         Ann Taylor, Brooks Brothers, Carters, Liz
 Aurora, OH (Cleveland metro area)                                                     Claiborne, Off 5th-Saks Fifth Avenue, Reebok

Clinton Crossing........................     1996          272,000          67         Bose, Coach Leather, Donna Karan, GAP,
 Clinton, CT (I-95/NY-New England corridor)                                            Off 5th-Saks Fifth Avenue, Polo Ralph
                                                                                       Lauren

Wrentham Village........................     1997          227,000          57         Brooks Brothers, Calvin Klein, Donna Karan,
 Wrentham, MA (Boston/Providence metro area)                                           GAP, Versace

Folsom Premium Outlets..................     1990          226,000          67         Bass, Donna Karan, Levi's, Nike, Nine West,
 Folsom, CA (Sacramento metro area)                                                    Off 5th-Saks Fifth Avenue

Waikele Premium Outlets.................     1997 (1)      214,000          51         Bose, Donna Karan, Guess, Levi's, Nine
  Waipahu, HI (Honolulu area)                                                          West, Off 5th-Saks Fifth Avenue

Petaluma Village........................     1994          196,000          51         Ann Taylor, Brooks Brothers, Levi's,
 Petaluma, CA (San Francisco metro area)                                               Off 5th-Saks Fifth Avenue, Reebok

Napa Premium Outlets....................     1994          171,000          49         Cole-Haan, Dansk, Ellen Tracy, Esprit,
 Napa, CA (Napa Valley)                                                                J.Crew, Nautica, Timberland

Liberty Village.........................     1981          157,000          58         Calvin Klein, Donna Karan, Ellen Tracy,
 Flemington, NJ (New York-Phila. metro area)                                           Polo Ralph Lauren, Tommy Hilfiger


Columbia Gorge..........................     1991          148,000          42         Carters, Harry & David, Levi's,
 Troutdale, OR (Portland metro area)                                                   Mikasa, Norm Thompson

Lawrence Riverfront Plaza...............     1990          146,000          39         Bass, J.Crew, Jones New York Country,
 Lawrence, KS (Kansas City metro area)                                                 London Fog

American Tin Cannery....................     1987          137,000          49         Anne Klein, Carole Little, Joan & David,
 Pacific Grove, CA (Monterey Peninsula)                                                London Fog, Reebok, Rockport

Santa Fe Premium Outlets................     1993          125,000          41         Brooks Brothers, Cole-Haan, Dansk,
 Santa Fe, NM                                                                          Donna Karan, Joan & David, Mondi

Patriot Plaza...........................     1986           76,000          11         Lenox, Polo Ralph Lauren, Westpoint
 Williamsburg, VA (Norfolk-Richmond area)                                              Stevens

Solvang Designer Outlets................     1994           52,000          15         Bass, Donna Karan, Ellen Tracy, Nautica
 Solvang, CA (Southern California area)

Mammoth Premium Outlets.................     1990           35,000          11         Bass, Polo Ralph Lauren
Mammoth Lakes, CA (Yosemite National Park)

St. Helena Premium Outlets..............     1992           23,000           9         Brooks Brothers, Coach Leather, Donna Karan,
 St. Helena, CA (Napa Valley)                                                          Joan & David
                                                         -------------  ------------

   Total................................                 4,308,000       1,162
                                                        =============   ============
(1)  Acquired in March 1997

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the directors and executive officers of the
Company:

                 NAME              AGE             POSITION
                 ----              ---             --------
David C. Bloom.................    41      Chairman of the Board (term expires
                                           in 1999) and Chief Executive Officer
William D. Bloom...............    35      Executive Vice President-Strategic
                                           Relationships and Director
                                           (term expires in 2000)
Brendan T. Byrne................   73      Director (term expires in 1998)
Robert Frommer..................   63      Director (term expires in 2000)
Barry M. Ginsburg...............   60      Vice Chairman and Director (term
                                           expires in 1999)
Philip D. Kaltenbacher..........   60      Director (term expires in 1999)
Reuben S. Leibowitz.............   50      Director (term expires in 2000)
Leslie T. Chao..................   41      President and Chief Financial
                                           Officer
Thomas J. Davis.................   42      Chief Operating Officer
Bruce Zalaznick.................   41      Executive Vice President-Real Estate
Michael J. Clarke...............   44      Senior Vice President-Finance
Christina M. Casey..............   42      Vice President-Human Resources
Denise M. Elmer.................   41      Vice President, General Counsel and
                                           Secretary
Anthony J. Galvin...............   38      Vice President-Leasing
Eric K. Helstrom................   39      Vice President-Architecture and
                                           Construction
John R. Klein...................   39      Vice President-Acquisitions and
                                           Development
Gregory C. Link.................   48      Vice President-Operations
Michele Rothstein...............   39      Vice President-Marketing
Catherine A. Lassi..............   38      Treasurer
Sharon M. Vuskalns..............   34      Controller

DAVID C. BLOOM, Chairman of the Board and Chief Executive Officer since 1993. Mr. Bloom was a founder and principal of Chelsea, and was President of Chelsea from 1985 to 1993. As Chairman of the Board and Chief Executive Officer of the Company, he sets policy and coordinates and directs all the Company's primary functions including leasing and finance. Prior to founding Chelsea, he was an equity analyst with The First Boston Corporation (now Credit Suisse First Boston Corporation) in New York. Mr. Bloom graduated from Dartmouth College and received an MBA from Harvard Business School.

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

BRENDAN T. BYRNE, Director since 1993. Since 1982, Mr. Byrne has been a senior partner in the law firm of Carella, Byrne, Bain, Gilfillan, Cecchi, Stewart & Olstein. He previously served as Governor of New Jersey from 1974 to 1982, Prosecutor Essex County (New Jersey), President of the Public Utility Commission and Assignment Judge of the New Jersey Superior Court. He has also served as Vice President of the National District Attorneys Association; Trustee of Princeton University; Chairman of the Princeton University Council on New Jersey Affairs; Chairman of the United States Marshals Foundation; and Chairman of the National Commission on Criminal Justice Standards and Goals (1977). He serves on a Board of the National Judicial College, is a former Commissioner of the New Jersey Sports and Exposition Authority, and was a member of the board of directors of New Jersey Bell Telephone Company, Elizabethtown Water Company, Ingersoll-Rand Company and a former director of The Prudential Insurance Company of America. He is a member of the Board of Mack-Cali, Inc. Mr. Byrne graduated from Princeton University and received an LL.B. from Harvard Law School.

ROBERT FROMMER, Director since 1993. For the past 37 years, Mr. Frommer has been responsible for developing major commercial, residential and mixed-use real estate projects throughout the US in such cities as New York, Philadelphia, Baltimore, Washington, DC, Chicago and Seattle. He has served as President of the Pebble Beach Co., the Ritz-Carlton Hotel of Chicago and currently is President of PG&E Properties of San Francisco. Mr. Frommer is a graduate of the Wharton School of the University of Pennsylvania, and received an LL.B. from Yale Law School.

BARRY M. GINSBURG, Vice Chairman and Director since 1993. Mr. Ginsburg was a founder and principal of GCA and its predecessor companies from 1986 to 1993 and has been involved during the last eleven years in all aspects of outlet center development and operations. As Vice Chairman of the Company, he is involved in a range of activities including corporate strategy, investor relations, marketing, leasing and international development. From 1966 through 1985, he was employed by Dansk International Designs, Ltd. and was corporate Chief Operating Officer and Director from 1980 to 1985. Dansk operated a chain of 31 manufacturers' outlet stores. Mr. Ginsburg graduated from Colby College and received an MBA from Cornell University.

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

REUBEN S. LEIBOWITZ, Director since 1993. Mr. Leibowitz is a Managing Director of E.M. Warburg, Pincus & Co., LLC ("Warburg, Pincus"), a venture banking and investment counseling firm. He has been associated with Warburg, Pincus since 1984. Mr. Leibowitz graduated from Brooklyn College, received an MBA from New York University, a JD from Brooklyn Law School, and an LL.M. from New York University School of Law. Mr. Leibowitz currently serves on the board of directors of Grubb & Ellis Company and Lennar Corporation.

LESLIE T. CHAO, President since April 1997 and Chief Financial Officer since 1993. Mr. Chao joined Chelsea in 1987 as Chief Financial Officer. As President and Chief Financial Officer of the Company, he oversees project and corporate finance, development, construction, legal, administrative, investor relations, human resources and accounting functions of the Company. Prior to joining Chelsea, he was a Vice President in the corporate finance/treasury area of Manufacturers Hanover Corporation (now The Chase Manhattan Corporation), a New York bank holding company. Mr. Chao graduated from Dartmouth College and received an MBA from Columbia Business School.

THOMAS J. DAVIS, Chief Operating Officer since April 1997. As Chief Operating Officer, Mr. Davis oversees the asset management activities of the Company including leasing, operations and marketing. Mr. Davis joined Chelsea in 1996 as Executive Vice President-Asset Management. From 1988 to 1995, he held various senior positions at Phillips-Van Heusen Corporation, most recently as Vice President-Real Estate. Mr. Davis has nineteen years of factory outlet industry experience and has served the industry in various trade association positions including Chairman of Manufacturers Idea Exchange as well as a board member of the Steering Committee for FOMA (Factory Outlet Marketing Association). Mr. Davis received the 1995 VALUE RETAIL NEWS Award of Excellence for individual achievement in the outlet industry.

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

MICHAEL J. CLARKE, Senior Vice President-Finance since 1998. Mr. Clarke joined the Company in 1994 as Vice President- Finance. He is responsible for managing Chelsea's financial functions, including treasury, accounting, budgeting, internal and external reporting, banking and rating agency relations. From 1985 to 1993, he held various senior positions at Prime Hospitality Corp., a NYSE-listed operator of hotels, most recently as Executive Vice President & Chief Financial Officer. Mr. Clarke is a certified public accountant and graduated from Seton Hall University.

CHRISTINA M. CASEY, Vice President-Human Resources since 1998. Ms. Casey joined the Company in 1996 as Director of Human Resources. As Vice President-Human Resources, she oversees all aspects of the Company's human resource activities, including recruitment, benefits, compensation, policy development, training and employee relations. From 1987 to 1996 she held various positions in Human Resources with Boise Cascade Corporation, Specialty Paperboard and Rock-Tenn Company. Ms. Casey graduated from Villanova University and received a Masters in Social Service from Bryn Mawr Graduate School.

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

ANTHONY J. GALVIN, Vice President-Leasing since 1997. As Vice President-Leasing, Mr. Galvin is responsible for the management of the Company's leasing activities. From 1995 to 1997, he was Director of Real Estate for Coach, a division of Sara Lee Corporation. From 1987 to 1995 he held positions in both real estate and construction at Phillips- Van Heusen Corporation. Mr. Galvin has served the industry in various trade association positions including Chairperson of the Northeast Merchants Association and the Board of Directors of ORMA (Outlet Retail Merchants Association). Mr. Galvin is a graduate of Glassboro State College (now Rowan University), where he serves on the Executive Committee of the Alumni Advisory Council for the School of Business.

ERIC K. HELSTROM, Vice President-Architecture and Construction, since 1996. Mr. Helstrom joined the Company in 1995 as Director-Development and was named Vice President-Architecture and Construction in 1996. He oversees the design, engineering and construction activities of the Company. From 1987 to 1995, he held various positions including Director-Architecture/Construction with Alexander Haagen Properties, an AMEX-listed REIT that develops and operates neighborhood, community, power and regional shopping centers. Mr. Helstrom graduated from California Polytechnic San Luis Obispo and received a Masters in Real Estate Development from the University of Southern California. Mr. Helstrom is a licensed architect and general contractor.

JOHN R. KLEIN, Vice President-Acquisitions and Development, since 1996. Mr. Klein joined the Company in 1995 as Director-Acquisitions and was named Vice President-Acquisitions and Development in 1996. He oversees the Company's acquisitions and development activities including site selection and entitlements. From 1991 to 1995, he held various positions at Prime Retail, Inc., most recently as Vice President-Site Acquisition. At Prime, Mr. Klein was involved in the acquisition and entitlement of over two million square feet of manufacturers' outlet space in nine states. Mr. Klein graduated from Columbia University and received an MBA from George Washington University School of Business.

GREGORY C. LINK, Vice President-Operations since 1996. Mr. Link joined the Company in 1994 as Vice President-Leasing responsible for the management of the Company's leasing activities. In January 1996, Mr. Link was appointed Vice President-Operations and is responsible for supervising property management activities at the Company's operating properties. From 1987 to 1994, he was Chairman, President and Chief Executive Officer of The Ribbon Outlet, Inc., an affiliate of the world's largest ribbon manufacturer, and in that capacity opened over 100 factory outlet stores across the United States. From 1971 to 1987 he held various senior merchandising positions with Phillips-Van Heusen Corporation, Westpoint Pepperell Corporation, May Department Stores and Associated Dry Goods Corporation. Mr. Link graduated from the College of Business and Public Administration of the University of Arizona at Tucson.

MICHELE ROTHSTEIN, Vice President-Marketing since 1993. Ms. Rothstein joined Chelsea in 1989 as Vice President- Marketing. As Vice President-Marketing of the Company, she oversees all aspects of the Company's marketing and promotion activities. From 1987 to 1989, she was a product manager at Regina Company and, prior to 1987, was with Waring & LaRosa Advertising in New York. Ms. Rothstein graduated from the School of Business at the State University of New York at Albany.

CATHERINE A. LASSI, Treasurer since 1997. Ms. Lassi joined Chelsea in 1987, became Controller in 1990 and Treasurer in January 1997. As Treasurer, she oversees budgeting, forecasting, contract administration, cash management, banking and information management activities for the Company. Ms. Lassi is a certified public accountant and graduated from the University of South Florida.

SHARON M. VUSKALNS, Controller since 1997. Ms. Vuskalns joined the Company in 1995 as Director of Accounting Services. As Controller, she oversees the accounting and financial reporting activities for the Company. Prior to joining Chelsea, she was a Senior Audit Manager with Ernst & Young, LLP. Ms. Vuskalns is a certified public accountant and graduated from Indiana University.

David C. Bloom and William D. Bloom are brothers.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY MATTERS

The common stock of the Company is traded on the New York Stock Exchange under the ticker symbol CCG. As of March 4, 1998 there were 461 shareholders of record. The Company believes it has more than 4,000 beneficial holders of common stock. The following table sets forth the quarterly high and low closing sales price per share (as derived from the WALL STREET JOURNAL) and the cash distributions declared in 1997 and 1996:

                                                        SALES PRICE ($)           DISTRIBUTIONS
                  QUARTER ENDED                        HIGH       LOW               ($)

                  December 31, 1997                    42-1/8   36-13/16            0.69
                  September 30, 1997                   41-3/4   37-1/8              0.63
                  June 30, 1997                        38-1/4   34-1/2              0.63
                  March 31, 1997                       36-7/8   33-1/8              0.63

                  December 31, 1996                    34-5/8   29-7/8              0.63
                  September 30, 1996                   31-7/8   28-1/2              0.575
                  June 30, 1996                        31-3/4   28-1/4              0.575
                  March 31, 1996                       30-3/8   28-1/2              0.575

While the Company intends to continue paying regular quarterly dividends, future dividend declarations will be at the discretion of the Board of Directors and will depend on: the actual cash flow and financial condition of the Company; capital requirements; annual distribution requirements under the REIT provisions of the Internal Revenue Code; covenant limitations under the Credit Facilities, the Term Notes and the Reset Notes; and such other factors as the Board of Directors deems relevant.

On October 15, 1997, the Company sold an aggregate of 1.0 million shares of 8.375% Series A Cumulative Redeemable Preferred Stock, par value $.01 per share (the "Preferred Stock") for a total sales price of $50 million. The Preferred Stock has a liquidation preference of $50.00 per share, does not have any stated maturity and is not convertible into any other securities of the Company. The Preferred Stock is redeemable on or after October 15, 2027 at the Company's option. Net proceeds from the offering were used to repay borrowings under the Company's Credit Facilities.

The Preferred Stock was sold to "Qualified Institutional Buyers" (as defined in Rule 144A under the Securities Act of 1933) in compliance with Rule 144A. Merrill Lynch & Co. acted as the initial purchaser in connection with the sale of the Preferred Stock and purchased the Preferred Stock at a discount of $1.50 per share.

On June 16, 1997, pursuant to a Stock Subscription Agreement dated May 16, 1997 (the "Subscription Agreement") the Company sold to Simon DeBartolo Group, Inc. an aggregate of 1,408,450 shares of Common Stock at a purchase price of $35.50 per share, for an aggregate purchase price of approximately $50 million. The proceeds from the sale were used to repay borrowings under the Company's Credit Facilities. The Common Stock was sold pursuant to an exemption from registration in compliance with Section 4(2) of the Securities Act of 1933. Pursuant to the Subscription Agreement, the Company agreed not to sell for cash any equity securities (or securities convertible into or exercisable for equity securities) unless it offers to Simon the right to buy a pro rata share of such securities. For a period of five years from the date of the Subscription Agreement (or two years after the Company-Simon joint venture is terminated), Simon agreed not to acquire any additional securities of the Company or, directly or indirectly, seek to acquire control of the Company without prior consent of the Company's Board of Directors. If Simon acquires an aggregate of $100 million of securities of the Company, it will have the right to elect a director of the Company.

ITEM 6: SELECTED FINANCIAL DATA

              CHELSEA GCA REALTY, INC. AND PREDECESSOR BUSINESS (1)
             (IN THOUSANDS EXCEPT PER SHARE, AND NUMBER OF CENTERS)

                                                                                                              Period         Period
                                                                                                               Nov.          Jan.
                                                                            Year Ended                          2,            1,
                                                                           December 31,                        1993          1993
                                                                                                                to           to
                                                                                                               Dec. 31,      Nov. 1,
                                                           --------------------------------------------
Operating Data:
                                                         1997         1996         1995         1994          1993           1993
                                                                      ----         ----         ----          ----           ----
Rental revenue......................................     $81,531      $63,792      $51,361      $38,010      $6,401         $21,398
Total revenues......................................     113,417       91,356       72,515       53,145       8,908          29,844
Total expenses......................................      78,262       59,996       41,814       28,179       4,618          28,372

Net income before minority interest and
    extraordinary item..............................      35,155       31,360       29,650       24,966       4,290           1,472

Minority interest...................................      (6,595)      (9,899)     (10,078)      (8,538)     (1,470)         (1,128)

Net income before extraordinary item................      28,560       21,461       19,572       16,428       2,820             344

Extraordinary item - loss on retirement of debt.....        (204)        (607)        -            -         (6,185)             -

Net income (loss)...................................      28,356       20,854       19,572       16,428      (3,365)            344

Preferred dividend..................................        (907)        -            -            -            -                 -

Net income (loss) to common shareholders............      27,449       20,854       19,572       16,428      (3,365)            344

Income per common share before
 extraordinary item (diluted) (2)...................       $1.86        $1.79        $1.73        $1.50       $0.26              -

Net income (loss) per common share (diluted) (2)....       $1.85        $1.74        $1.73        $1.50      $(0.31)             -

OWNERSHIP INTEREST:
REIT common shares..................................      14,866       11,964       11,289       10,956      10,937              -
Operating Partnership units.........................       3,435        5,316        5,601        5,690       5,703              -
                                                          -------      -------      -------      --------    -------          -----
Weighted average shares/units outstanding..........       18,301       17,280       16,890       16,646      16,640              -

BALANCE SHEET DATA:
Rental properties before accumulated
    depreciation....................................    $708,933     $512,354     $415,983     $332,834     $243,218        $192,565
Total assets........................................     688,029      502,212      408,053      330,775      288,732         188,895
Total liabilities  .................................     342,106      240,878      141,577      68,084       24,496          173,012
Minority interest...................................      48,253       75,994       89,718      91,640       90,564            5,587
Stockholders'/owners' equity........................    $297,670     $185,340     $176,758    $171,051     $173,672          $10,296
Distributions declared per common share.............       $2.58       $2.355       $2.135       $1.90        $0.30              -

OTHER DATA:
Funds from operations to common shareholders (3)....     $57,417     $48,616      $41,870      $33,631       $5,648          $7,727
Cash flows from:
   Operating activities.............................     $56,594      $53,510      $36,797      $32,522      $4,746          $9,893
   Investing activities.............................    (199,250)     (99,568)     (82,393)     (79,595)    (63,607)        (29,032)
   Financing activities.............................   $ 143,308      $55,957      $40,474      $(1,707)   $116,570         $22,692


GLA at end of period................................       4,308       3,610         2,934        2,342       1,879           1,620
Weighted average GLA (4)............................       3,935       3,255         2,680        2,001       1,743           1,550
Centers at end of the period........................          20          18            16           16          13              12
New centers opened..................................           1           2             1            3           1               -
Centers expanded....................................           5           5             7            4           3               2
Center sold.........................................           -           -             1            -           -               -
Center acquired.....................................           1           -             -            -            -              -

NOTES TO SELECTED FINANCIAL DATA:
(1)  The selected financial data includes the combined statement of Chelsea GCA
     Properties ("Predecessor Business") for the period prior to November 2, 1993, and the consolidated statements of Chelsea GCA Realty, Inc. for the periods after November 1, 1993.
(2) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128,
     EARNINGS PER SHARE. For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements beginning on page F-6.
(3) Management considers funds from operations ("FFO") an appropriate measure of performance for an equity real estate investment trust. FFO does not represent net income or cash flow from operations as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indicator of operating performance or to cash from operations, and is not necessarily indicative of cash flow available to fund cash needs. See Management's Discussion and Analysis for definition of FFO.
(4)  GLA weighted by months in operation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in connection with the financial statements and notes thereto appearing elsewhere in this annual report.

Certain comparisons between periods have been made on a percentage or weighted average per square foot basis. The latter technique adjusts for square footage changes at different times during the year.

GENERAL OVERVIEW

At December 31, 1997, the Company operated 20 manufacturers' outlet centers, compared to 18 at the end of 1996 and 16 at the end of 1995. The Company's operating gross leasable area ("GLA") at December 31, 1997 was 4.3 million square feet compared to 3.6 million square feet and 2.9 million square feet at December 31, 1996 and 1995, respectively.

From January 1, 1995 to December 31, 1997, the Company grew by increasing rents at its operating centers, opening four new centers, acquiring one center, and expanding ten centers. The 2.0 million square feet ("sf") of GLA added is detailed in the schedule that follows:

                                                       SINCE
                                                      JANUARY 1,
                                                       1995                 1997                 1996                1995
                                                   ----------------     ----------------     ----------------    ----------------
Changes in GLA (sf in 000's):
NEW CENTERS DEVELOPED:
    Wrentham Village.......................            227                  227                    -                   -
    North Georgia..........................            292                  -                    292                   -
    Clinton Crossing.......................            272                  -                    272                   -
    Camarillo Premium Outlets..............            149                  -                     -                   149
                                                  ----------------    ----------------    ----------------        ----------------
TOTAL NEW CENTERS..........................            940                  227                  564                  149

CENTERS EXPANDED:
    North Georgia...........................           111                  111                   -                    -
    Camarillo Premium Outlets...............           216                   85                   54                   77
    Desert Hills............................           227                   36                   -                   191
    Folsom Premium Outlets..................            37                   15                   22                    -
    Liberty Village.........................            16                   12                    4                    -
    Petaluma Village........................            46                   -                    30                   16
    Woodbury Common.........................            21                   -                     2                   19
    Napa Premium Outlets....................            99                   -                     -                   99
    Patriot Plaza...........................            35                   -                     -                   35
    Aurora Premium Outlets..................            27                   -                     -                   27
    Other...................................            (9)                  (2)                   -                   (7)
                                                 ----------------     ----------------     ----------------    ----------------
TOTAL CENTERS EXPANDED                                 826                  257                  112                  457

CENTER SOLD:
    Page Factory Stores......................          (14)                  -                    -                   (14)

CENTER ACQUIRED:
    Waikele Premium Outlets..................          214                  214                   -                     -
                                                  ----------------     ----------------     ----------------    ----------------
GLA added during the period                          1,966                  698                  676                   592

OTHER DATA:
    GLA at end of period.....................                             4,308                3,610                 2,934
    Weighted average GLA (1).................                             3,935                3,255                 2,680
    Centers at end of period.................                                20                   18                    16
    New centers opened.......................                                 1                    2                     1
    Centers expanded.........................                                 5                    5                     7
    Center sold..............................                                 -                    -                     1
    Center acquired..........................                                 1                    -                     -

NOTE:  (1)  Average GLA weighted by months in operation

The Company's centers produced weighted average reported tenant sales of approximately $360 per square foot in 1997 compared to $345 and $313 per square foot in 1996 and 1995, respectively.

Two of the Company's centers, Woodbury Common and Desert Hills, provided approximately 34%, 38% and 40% of the Company's total revenue for the years 1997, 1996, and 1995, respectively. In addition, approximately 38%, 44%, and 45% of the Company's revenues for the years ended December 31, 1997, 1996 and 1995, respectively, were derived from the Company's centers in California.

     The Company does not consider any one store lease to be material and no individual tenant, combining all of its store concepts, accounts for more than 7% of the Company's gross revenues or total GLA. Only one tenant occupies in excess of 4.3% of the Company's total GLA. In view of these statistics and the Company's past success in re-leasing available space, the Company believes the loss of any individual tenant would not have a significant effect on future operations.

The discussion below is based upon operating income before minority interest and extraordinary item. The minority interest in net income varies from period to period as a result of changes in Operating Partnership interests and the Company's 50% investment in Solvang.

COMPARISON OF  YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

Operating income before interest, depreciation and amortization increased $16.7 million, or 28.4%, to $75.4 million in 1997 from $58.7 million in 1996. This increase was primarily the result of the Company's expansions, new center openings and a center acquired.

Base rentals increased $14.3 million, or 25.4%, to $70.7 million in 1997 from $56.4 million in 1996 due to expansions, new center openings, one acquired center and higher average rents. Base rental revenue per weighted average square foot increased to $17.97 in 1997 from $17.32 in 1996 as a result of higher rental rates on new leases and renewals.

Percentage rents increased $3.4 million, or 46.4%, to $10.8 million in 1997 from $7.4 million in 1996. The increase was primarily due to increases in tenant sales, new center openings, expansions at the Company's larger centers, a center acquired and increases in tenants contributing percentage rents.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $4.2 million, or 17.1%, to $29.0 million in 1997 from $24.8 million in 1996, due to the recovery of operating and maintenance costs at new and expanded centers. On a weighted average square foot basis, expense reimbursements decreased 3.3% to $7.36 in 1997 from $7.61 in 1996. The average recovery of reimbursable expenses was 92.2% in 1997 compared to 91.8% in 1996.

Other income increased $0.1 million to $2.9 million in 1997 from $2.8 million in 1996.

Interest, in excess of amounts capitalized, increased $6.6 million to $15.4 million in 1997 from $8.8 million in 1996, due to higher debt balances from new centers, expansion openings and one center acquisition financed with borrowings.

Operating and maintenance expenses increased $4.4 million, or 16.5%, to $31.4 million in 1997 from $27.0 million in 1996. The increase was primarily due to costs related to increased GLA. On a weighted average square foot basis, operating and maintenance expenses decreased 3.6% to $7.99 in 1997 from $8.29 in 1996 as a result of decreased maintenance and snow removal costs.

Depreciation and amortization expense increased $6.0 million to $25.0 million in 1997 from $19.0 million in 1996. The increase was due to costs related to increased GLA.

General and administrative expenses increased $0.5 million to $3.8 million in 1997 from $3.3 million in 1996. On a weighted average square foot basis, general and administrative expenses decreased 5.8% to $0.97 in 1997 from $1.03 in 1996. Increased personnel and overhead costs were more than offset by additions to operating GLA.

Other expenses increased $0.7 million to $2.6 million in 1997 from $1.9 million in 1996. The increase was primarily from legal expenses and additional reserves for bad debt due to higher revenue.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company believes it has adequate financial resources to fund operating expenses, distributions, and planned development and construction activities. Operating cash flow in 1997 of $54.6 million is expected to increase with a full year of operations of the 698,000 square feet of GLA added during 1997 and scheduled openings of approximately 760,000 square feet in 1998, subject to market demand. In addition, at December 31, 1997 the Company had $145 million available under its Credit Facilities, access to the public markets through shelf registrations covering $200 million of equity and $175 million of debt, and cash and equivalents of $14.5 million.

Operating cash flow is expected to provide sufficient funds for distributions in accordance with REIT federal income tax requirements. In addition, the Company anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its centers.

In the fourth quarter of 1997, the Company raised its quarterly distribution to $0.69 per share from $0.63 per share, a 9.5% increase. Common distributions declared and recorded in 1997 were $47.3 million or $2.58 per share or unit. The Company's 1997 distribution payout ratio as a percentage of net income before depreciation and amortization, loss on extraordinary item and minority interest was 82.4%. Distributions are limited by covenants of the Credit Facilities to 95% of net income before depreciation and amortization and minority interest.

The Company currently has in place two unsecured bank revolving lines of credit with an aggregate maximum borrowing amount of $150 million (each, a "Credit Facility" and collectively, the "Credit Facilities"). Each Credit Facility expires on March 30, 1998 and bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.15% or the prime rate, at the Company's option. A fee on the unused portion of the Credit Facilities is payable quarterly at a rate of 0.25% per annum. The Credit Facilities' are provided by five banks. The Company has agreed to a term sheet with its agent bank for a new three year credit facility that generally includes more favorable terms than the Credit Facilities and is expected to close on or prior to March 30, 1998.

In June 1997, the Company completed the sale of 1.4 million shares of common stock to Simon, for an aggregate price of $50 million, in conjunction with a strategic alliance. Proceeds from the sale were used to repay borrowings under the Credit Facilities.

In October 1997, the Company issued 1.0 million shares of 8.375% Series A Cumulative Redeemable Preferred Stock (the "Preferred Stock"), par value $0.01 per share, having a liquidation preference of $50.00 per share. The Preferred Stock has no stated maturity and is not convertible into any other securities of the Company. The Preferred Stock is redeemable on or after October 15, 2027 at the Company's option. Net proceeds from the offering were used to repay borrowings under the Company's Credit Facilities.

Also in October 1997, the Company's Operating Partnership completed a $125 million public debt offering of 7.25% unsecured term notes due October 2007 (the "7.25% Notes"). The 7.25% Notes were priced to yield 7.29% to investors, 120 basis points over the 10-year U.S. Treasury rate. Net proceeds from the offering were used to repay substantially all borrowings under the Company's Credit Facilities, redeem $40 million of Remarketed Floating Rate Reset Notes and for general corporate purposes.

The Company is in the process of planning development for 1998 and beyond. Approximately 760,000 square feet of the Company's planned 1998 development is under construction. The Company anticipates 1998 development and construction costs of $100 million to $120 million. Funding is currently expected from borrowings under the Credit Facilities, additional debt offerings, and/or equity offerings.

The Company's planned development also includes Houston Premium Outlets (Houston, TX) which is expected to be the first project undertaken as part of the Company's strategic alliance with Simon, announced in May 1997. Construction is scheduled to begin on the 430,000 square foot first phase during the third quarter of 1998, with completion scheduled for mid-year 1999. The Company will be a co-managing general partner of a sole purpose joint venture and will have a 50% ownership interest in the project. The joint venture expects to finance this project with partners' equity contributions and debt secured by the project.

Planned development projects are in various stages of completion and there can be no assurance that any of these projects will be completed or opened, or that there will not be delays in the opening or completion of any of these projects.

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

It is the Company's policy to limit its borrowings to less than 40% of total market capitalization (defined as the value of outstanding shares of common stock including conversion of partnership units to common stock, plus the liquidation preference value of preferred stock plus total debt). Applying a December 31, 1997 closing price of $38.1875 per common share, plus a liquidation preference of $50.00 per preferred share, the Company's ratio of debt to total market capitalization was approximately 27% at December 31, 1997.

Net cash provided by operating activities was $56.6 million and $53.5 million for the years ended December 31, 1997 and 1996, respectively. The increase was primarily due to the growth of the Company's GLA to 4.3 million square feet in 1997 from 3.6 million square feet in 1996 and increases in accrued interest on the borrowings offset by additions to deferred lease costs. Net cash used in investing activities increased $99.7 million for the year ended December 31, 1997 compared to 1996, primarily as a result of the acquisition of Waikele Factory Outlets and increased construction activity. Net cash provided by financing activities increased $87.4 million primarily due to the sale of common stock to Simon and the sale of Preferred Stock.

Net cash provided by operating activities was $53.5 million and $36.8 million for the years ended December 31, 1996 and 1995, respectively. The increase was primarily due to the growth of the Company's GLA to 3.6 million square feet in 1996 from 2.9 million square feet in 1995 and increases in accrued interest on the borrowings. Net cash used in investing activities increased $17.2 million for the year ended December 31, 1996 compared to 1995, primarily as a result of increased construction activity. Net cash provided by financing activities increased $15.5 million primarily due to debt offerings offset by repayments of the Company's lines of credit.

YEAR 2000 COMPLIANCE

The Company has determined that is will need to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff and outside consultants. The team's activities are designed to ensure that there are no adverse effects on the Company's core business operations and that transactions with customers, suppliers, and financial institutions are fully supported. The Company is well under way with these efforts, which are scheduled to be completed by the end of 1998. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operations or financial position.

FUNDS FROM OPERATIONS

Management believes that funds from operations ("FFO") should be considered in conjunction with net income, as presented in the statements of operations included elsewhere herein, to facilitate a clearer understanding of the operating results of the Company. Management considers FFO an appropriate measure of performance for an equity real estate investment trust. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), is net income applicable to common shareholders (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, exclusive of outparcel sales, plus depreciation and amortization (as defined by NAREIT), and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. FFO does not represent net income or cash flow from operations as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indicator of operating performance or to cash from operations, and is not necessarily indicative of cash flow available to fund cash needs.

                                                        Year Ended December 31,
                                                     1997                 1996
                                                 --------------  --------------

Common income before extraordinary item......       $27,653          $21,461
Add:
  Depreciation and amortization (1)..........        24,883            18,747
  Amortization of deferred financing
    costs and depreciation
    of non-rental real estate assets.........        (1,587)           (1,234)
  Minority interest (1)......................         6,468             9,642
                                                 --------------   ------------
FFO..........................................       $57,417           $48,616
                                                 ==============    ============
Average shares/units outstanding.............        18,301            17,280
Dividends declared per share.................         $2.58            $2.355

NOTE: (1) Excludes depreciation and minority interest attributed to a third-party limited partner's interest in a partnership for the years ended December 31, 1997 and 1996, respectively.

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

ITEM 7-A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and financial information of the Company for the years ended December 31, 1997, 1996 and 1995 and the Report of the Independent Auditors thereon are included elsewhere herein. Reference is made to the financial statements and schedules in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEMS 10, 11, 12 AND 13.

The required information in the following items will appear in the Company's Proxy Statement furnished to shareholders in connection with the 1998 Annual Meeting, and is incorporated by reference in this Form 10-K Annual Report.

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

         3.       Exhibits

         3.1 Articles of Incorporation of the Company, as amended, including Articles Supplementary relating to 8 3/8% Series A Cumulative Redeemable Preferred Stock.

         3.2      By-laws of the Company. Incorporated by reference to Exhibit
                  3.2 to Registration Statement filed by the Company on Form S-11 under the Securities Act of 1933 (file No. 33-67870) (S-11).

         3.3 Agreement of Limited Partnership for the Operating Partnership. Incorporated by reference to Exhibit
                  3.3 to S-11.

         3.4 Amendments No. 1 and No. 2 to Partnership Agreement dated March 31, 1997 and October 7, 1997

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

         10.1 Registration Rights Agreement among the Company and recipients of Units. Incorporated by reference to Exhibit 4.1 to S-11.

         10.2 Consulting Agreement effective August 1, 1997, between the Company and Robert Frommer.

         10.3     Limited Liability Company Agreement of
                  Simon/Chelsea Development Co., L.L.C. dated May 16, 1997 between Simon DeBartolo Group, L.P. and Chelsea GCA Realty Partnership, L.P.

         10.4 Subscription Agreement dated as of March 31, 1997 by and among Chelsea GCA Realty Partnership, L.P., WCC Associates and KM Halawa Partners. Incorporated by reference to Exhibit 1 to current report on Form 8-K reporting on an event which occurred March 31, 1997.

         10.5 Stock Subscription Agreement dated May 16, 1997 between Chelsea GCA Realty, Inc. and Simon DeBartolo Group, L.P.

         23.1     Consent of Ernst & Young LLP.

(b)      Reports on Form 8-K.
         None

(c)      Exhibits
         None

(d)      Financial Statement Schedules - The response to this portion of
         Item 14 is submitted as a separate schedule of this report.

                  Item 8, Item 14(a)(1)and (2) and Item 14(d)

(a)1. Financial Statements                                      Form 10-K
                                                                Report Page

Consolidated Financial Statements-Chelsea GCA Realty, Inc.

Report of Independent Auditors.....................................  F-1
Consolidated Balance Sheets as of December 31, 1997 and 1996.......  F-2
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995.................................  F-3
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995...........................  F-4
Consolidated Statements of Cash Flows for the years December
  31, 1997, 1996 and 1995..........................................  F-5
Notes to Consolidated Financial Statements.........................  F-6

(a)2 and (d) Financial Statement Schedule

Schedule III-Consolidated Real Estate and Accumulated Depreciation.. F-16
                                                                 and F-17

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


BOARD OF DIRECTORS
CHELSEA GCA REALTY, INC.

We have audited the accompanying consolidated balance sheets of Chelsea GCA Realty, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index as Item 14(a). These financial statements and schedule are the responsibility of the management of Chelsea GCA Realty, Inc. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chelsea GCA Realty, Inc. as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


ERNST & YOUNG LLP
NEW YORK, NEW YORK
FEBRUARY 13, 1998


                                              CHELSEA GCA REALTY, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        DECEMBER 31,
                                                                                  1997               1996
                                                                                -----------         -----------
Assets
Rental properties:
     Land..................................................................     $112,470           $ 80,312
     Depreciable property..................................................      596,463            432,042
                                                                                ----------         ---------
Total rental property......................................................      708,933            512,354
Accumulated depreciation...................................................      (80,244)           (58,054)
                                                                                -----------       -----------
Rental properties, net.....................................................      628,689            454,300
Cash and equivalents.......................................................       14,538              13,886
Notes receivable-related parties...........................................        4,781               8,023
Deferred costs, net........................................................       17,276              10,321
Other assets...............................................................       22,745              15,682
                                                                                -----------       -----------
TOTAL ASSETS...............................................................    $ 688,029           $ 502,212
                                                                                ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Unsecured bank debt...................................................     $  5,035           $    -
     7.75% Unsecured Notes due 2001........................................       99,743              99,668
     Remarketed Floating Rate Reset Notes due 2001.........................       60,000             100,000
     7.25% Unsecured Notes due 2007........................................      124,681                 -
     Construction payables.................................................       17,810              14,473
     Accounts payable and accrued expenses.................................       14,442              10,904
     Obligation under capital lease........................................        9,729               9,805
     Accrued dividend and distribution payable                                     3,276               3,038
     Other liabilities.....................................................        7,390               2,990
                                                                                -----------         -----------
TOTAL LIABILITIES..........................................................      342,106             240,878

Commitments and contingencies

Minority interest..........................................................       48,253              75,994

Stockholders' equity:
     8.375% series A cumulative redeemable preferred stock, $0.01 par value, authorized 1,000 shares, issued and outstanding 1,000 shares in 1997
          (aggregate liquidation preference $50,000 in 1997).................         10                  -
     Common stock, $0.01 par value, authorized 50,000 shares,
          issued and outstanding 15,353 in 1997 and 12,402 in 1996...........        154                 124
     Paid-in-capital.........................................................    331,226             207,910
     Distributions in excess of net income...................................    (33,720)            (22,694)
                                                                               -----------         -----------
Total stockholders' equity.................................................      297,670             185,340
                                                                                -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................................    $ 688,029            $502,212
                                                                                ===========         ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                                             CHELSEA GCA REALTY, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       YEAR ENDED DECEMBER 31,
                                                            1997               1996               1995
                                                         --------------     --------------     --------------

REVENUES:
     Base rental....................................       $70,693            $56,390            $46,025
     Percentage rentals.............................        10,838              7,402              5,336
     Expense reimbursements.........................        28,981             24,758             19,704
     Other income...................................         2,905              2,806              1,450
                                                         --------------     --------------     --------------
TOTAL REVENUES......................................       113,417             91,356             72,515

EXPENSES:
     Interest.......................................        15,447              8,818              3,129
     Operating and maintenance......................        31,423             26,979             20,984
     Depreciation and amortization                          24,995             18,965             12,823
     General and administrative.....................         3,815              3,342              2,967
     Other..........................................         2,582              1,892              1,911
                                                         --------------     --------------     --------------
TOTAL EXPENSES......................................        78,262             59,996             41,814

Operating income....................................        35,155             31,360             30,701
Loss on sale of center..............................          -                  -                (1,051)
                                                         --------------     --------------     --------------
Net income before minority interest
     and extraordinary item.........................        35,155             31,360             29,650
Minority interest...................................        (6,595)            (9,899)           (10,078)
                                                         --------------     --------------     --------------
Net income before extraordinary item................        28,560             21,461             19,572

Extraordinary item-loss on early extinguishment of
     debt, net of minority interest in the amount of
     $48 in 1997 and $295 in 1996                             (204)              (607)               -
                                                         --------------     --------------     --------------
Net income..........................................        28,356             20,854             19,572
Preferred dividend requirement                                (907)              -                  -
                                                         --------------     --------------     --------------
NET INCOME TO COMMON SHAREHOLDERS...................       $27,449            $20,854            $19,572
                                                         ==============     ==============     ==============

BASIC:
Income per common share before extraordinary item ...        $1.89              $1.82              $1.75
Extraordinary item per common share..................        (0.01)             (0.05)                -
                                                         --------------     --------------     --------------
Net income per common share.........................         $1.88              $1.77              $1.75
                                                         ==============     ==============     ==============
Weighted average common shares outstanding...........       14,605             11,802             11,188
                                                         ==============     ==============     ==============
DILUTED:
Income per common share before extraordinary item ....       $1.86              $1.79              $1.73

Extraordinary item per common share...................       (0.01)             (0.05)                -
                                                         --------------     --------------     --------------
Net income per common share...........................       $1.85              $1.74              $1.73
                                                         ==============     ==============     ==============

Weighted average common shares outstanding............      14,866             11,964             11,289
                                                         ==============     ==============     ==============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                                CHELSEA GCA REALTY, INC.
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    PREFERRED       COMMON
                                                      STOCK         STOCK                      DISTRIB.      TOTAL
                                                       AT           AT          PAID-IN-      IN EXCESS      STOCKHOLDER'S
                                                    PAR VALUE       PAR VALUE   CAPITAL       NET INCOME      EQUITY
                                                  -------------   ------------ ------------- -------------- ---------------
Balance December 31, 1994....................          -              $111      $181,998      ($11,058)      $171,051
Net income...................................          -                -         -             19,572         19,572

Cash distributions declared ($2.135 per share of
  which $0.406 represented a return of
     capital for federal income tax purposes)..        -                -         -            (23,940)       (23,940)

Shares issued in exchange for units of the
  Operating Partnership........................        -                 1         1,628         -              1,629

Shares issued through dividend
     reinvestment program....................          -                 3         8,443         -              8,446
                                                  -------------  -------------  ------------ --------------- -------------
Balance December 31, 1995....................          -               115       192,069       (15,426)       176,758

Net income...................................          -                -           -           20,854         20,854

Cash distributions declared ($2.355 per share of
     which $0.33 represented a return of
     capital for federal income tax purposes)...       -                -           -          (28,122)       (28,122)

Exercise of stock options....................          -                 1         2,583          -             2,584

Shares issued in exchange for units of the
     Operating Partnership...................          -                 8        12,626          -            12,634

Shares issued through dividend
     reinvestment program.....................         -                 -           632          -               632
                                                  -------------  -------------  -------------- -----------   -----------
Balance December 31, 1996....................         -                124       207,910       (22,694)        185,340

NET INCOME...................................         -                 -         -             28,356          28,356

Preferred dividend requirement...............         -                 -         -               (907)           (907)

Cash distributions declared ($2.58 per
    common share of which $0.49
     represented a return of capital for
     federal income tax purposes)............         -                 -         -            (38,475)        (38,475)

Exercise of stock options....................         -                 -          1,205                         1,205

Shares issued in exchange for units of the
    Operating Partnership....................         -                 15        19,984         -              19,999

Sales of stock (net of costs)                        10                 14        98,382         -              98,406

Shares issued through dividend
     reinvestment program....................         -                  1         3,745         -               3,746
                                                  -------------  -------------  ------------- -------------- ---------------
     Balance December 31, 1997                      $10               $154      $331,226      ($33,720)       $297,670
                                                  =============  =============  ============= ============== ===============

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                             CHELSEA GCA REALTY, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)

                                                                          Year ended December 31,
                                                                1997               1996              1995
                                                            --------------     --------------    --------------

Cash flows from operating activities
Net income.............................................     $28,356            $20,854           $19,572
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization.....................     24,995              18,965            12,823
     Minority interest in net income...................      6,547               9,604            10,078
     Loss on sale of center............................        -                  -                1,051
     Loss on early extinguishment of debt..............        252                 902               -
  Additions to deferred lease costs....................     (6,629)             (2,537)           (1,245)
     Other operating activities........................        319                 191               146
     Changes in assets and liabilities:
     Straight-line rent receivable.....................     (1,523)             (1,595)           (1,357)
      Other assets.....................................        287                 597            (2,426)
      Accounts payable and accrued expenses............      3,990               6,529            (1,845)
                                                        --------------         --------------   --------------
Net cash provided by operating activities..............     56,594              53,510            36,797

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental properties.........................   (195,058)            (97,585)          (80,249)
Additions to deferred development costs................     (2,237)             (1,477)           (2,068)
Advances to related parties............................      -                     (67)             (189)
Payments from related parties..........................      -                     173               115
Proceeds from sale of center...........................      -                      -                465
Other investing activities.............................     (1,955)               (612)             (467)
                                                        --------------     --------------    --------------
Net cash used in investing activities..................   (199,250)            (99,568)          (82,393)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of preferred stock.............      48,406                -                   -
Net proceeds from sale of common stock.................     54,951               2,583             8,446
Distributions..........................................    (48,791)            (47,124)          (34,748)
Debt proceeds .........................................    261,710             292,592            68,000
Repayments of debt.....................................   (172,000)           (189,000)             -
Additions to deferred financing costs..................       (855)             (3,660)             (866)
Other financing activities.............................       (113)                566              (358)
                                                        --------------     --------------    --------------
Net cash provided by financing activities..............    143,308              55,957            40,474

Net increase (decrease) in cash and equivalents........        652               9,899            (5,122)
Cash and equivalents, beginning of period..............     13,886               3,987             9,109
                                                         --------------     --------------    --------------
Cash and equivalents, end of period....................    $14,538             $13,886            $3,987
                                                         ==============     ==============    ==============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                          NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

Chelsea GCA Realty, Inc. (the "Company") is engaged in the development, ownership, acquisition and operation of manufacturers' outlet centers. As of December 31, 1997 the Company operated 20 manufacturers' outlet centers in 12 states. The Company is a self-administered and self-managed real estate investment trust ("REIT"). The Company is the sole general partner in Chelsea GCA Realty Partnership, L.P. (the "Operating Partnership").

BASIS OF PRESENTATION

All of the Company's assets are held by, and all of its operations conducted through, the Operating Partnership. Due to the Company's ability, as the sole general partner, to exercise financial and operational control over the Operating Partnership, the Operating Partnership is consolidated in the accompanying financial statements. All intercompany transactions have been eliminated in consolidation.

Through June 30, 1997, the Company was the sole general partner and had a 50% interest in Solvang Designer Outlets ("Solvang"), a limited partnership. Accordingly, the accounts of Solvang were included in the consolidated financial statements of the Company. On June 30, 1997, the Company acquired the remaining 50% interest in Solvang. Solvang is not material to the operations or financial position.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1997 using available market information and appropriate valuation methodologies. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

Certain balances in the accompanying prior year financial statements have been reclassified to conform to the current year presentation.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

RENTAL PROPERTIES

Rental properties are presented at cost net of accumulated depreciation. Depreciation is computed on the straight- line basis over the estimated useful lives of the assets. The Company uses 25-40 year estimated lives for buildings, and 15 and 5-7 year estimated lives for improvements and equipment, respectively. Expenditures for ordinary maintenance and repairs are charged to operations as incurred, while significant renovations and enhancements that improve and/or extend the useful life of an asset are capitalized and depreciated over the estimated useful life. During 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 requires that the Company review real estate assets for impairment wherever events or changes in circumstances indicate that the carrying value of assets to be held and used may not be recoverable. Impaired assets are reported at the lower of cost or fair value. Assets to be disposed of are reported at the lower of cost or fair value less cost to sell. No impairment losses have been recorded in any of the periods presented.

CASH AND EQUIVALENTS

     All demand and money market accounts and certificates of deposit with original terms of three months or less from the date of purchase are considered cash equivalents. At December 31, 1997 and 1996 cash equivalents consisted of repurchase agreements which were held by one financial institution, commercial paper and US Government agency securities which matured in January of the following year. The carrying amount of such investments approximated fair value.

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

REVENUE RECOGNITION

Leases with tenants are accounted for as operating leases. Minimum rental income is recognized on a straight-line basis over the lease term. Due and unpaid rents are included in other assets in the accompanying balance sheet. Certain lease agreements contain provisions for rents which are calculated on a percentage of sales and recorded on the accrual basis. Virtually all lease agreements contain provisions for reimbursement of real estate taxes, insurance, advertising and common area maintenance costs.

BAD DEBT EXPENSE

Bad debt expense included in other expense totaled $0.8 million, $0.3 million and $0.4 million for the years ended December 31, 1997, 1996 and 1995, respectively. The allowance for doubtful accounts included in other assets totaled $0.8 million and $0.5 million at December 31, 1997 and 1996, respectively.

INCOME TAXES

The Company is taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, commencing with the tax year ended December 31, 1993. As a REIT, the Company generally is not subject to federal income tax. To maintain qualification as a REIT, the Company must distribute at least 95% of its REIT taxable income to its stockholders and meet certain other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state and local taxes on its income and property. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. At December 31, 1997 and 1996, the Company was in compliance with all REIT requirements and was not subject to federal income taxes.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

NET INCOME PER COMMON SHARE

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock of 0.3 million, 0.2 million and 0.1 million in 1997, 1996 and 1995 respectively.

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

CONCENTRATION OF COMPANY'S REVENUE AND CREDIT RISK

Approximately 34%, 38% and 40% of the Company's revenues for the years ended December 31, 1997, 1996 and 1995, respectively, were derived from the Company's two centers with the highest revenues, Woodbury Common and Desert Hills. The loss of either center or a material decrease in revenues from either center for any reason may have a material adverse effect on the Company. In addition, approximately 38%, 44% and 45% of the Company's revenues for the years ended December 31, 1997, 1996 and 1995, respectively, were derived from the Company's centers in California.

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

MINORITY INTEREST

Minority interest is comprised of the following:

     o The unitholders' interest in the Operating Partnership which was received in exchange for the assets contributed to the Operating Partnership on November 2, 1993 and additional units exchanged for property acquisitions during 1996 and 1997. The unitholders' interest at December 31, 1997 and 1996 was 18.3% and 27.7%, respectively.

     o Through June 30, 1997, the Company was the sole general partner and had a 50% interest in Solvang Designer Outlets ("Solvang"), a limited partnership. Accordingly, the accounts of Solvang were included in the consolidated financial statements of the Company. On June 30, 1997, the Company acquired the remaining 50% interest in Solvang. Solvang is not material to the operations or financial position.


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board Statement No. 131 ("FAS No. 131") "Disclosure about Segments of an Enterprise and Related Information" is effective for financial statements issued for periods beginning after December 15, 1997. FAS No. 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates. The Company does not believe that the implementation of FAS No. 131 will have an impact on its financial statements.

In 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

3.  RENTAL PROPERTIES

The following summarizes the carrying values of rental properties as of December 31 (in thousands):

                                            1997             1996
                                          --------------   -------------

Land and improvements....................    $207,186         $153,096
Buildings and improvements...............     434,565          335,242
Construction-in-process..................      60,615           18,888
Equipment and furniture..................       6,567            5,128
                                          --------------   -------------
Total rental property....................     708,933          512,354
Accumulated depreciation and amortization.    (80,244)         (58,054)
                                          --------------    -------------
Total rental property, net...............    $628,689         $454,300
                                          ==============    =============

Interest costs capitalized as part of buildings and improvements were $4.8 million, $3.9 million and $3.7 million for the years ended December 31, 1997, 1996 and 1995, respectively.

Commitments for land, new construction, development, and acquisitions totaled approximately $51.5 million at December 31, 1997.

Depreciation expense (including amortization of the capital lease) amounted to $22.3 million, $16.9 million and $11.2 million for the years ended December 31, 1997, 1996 and 1995, respectively.

4.  WAIKELE ACQUISITION

Pursuant to a Subscription Agreement dated as of March 31, 1997, the Company acquired Waikele Factory Outlets, a manufacturers' outlet shopping center located in Hawaii. The consideration paid by the Company consisted of the assumption of $70.7 million of indebtedness outstanding with respect to the property (which indebtedness was repaid in full by the Company immediately after the closing) and the issuance of special partnership units in the Operating Partnership, having a fair market value of $0.5 million. Immediately after the closing, the Company paid a special cash distribution of $5.0 million on the special units. The cash used by the Company in the transaction was obtained through borrowings under the Company's Credit Facilities.

The following condensed pro forma (unaudited) information assumes the acquisition had occurred on January 1, 1996:

                                                  1997                   1996
                                              ---------------    --------------
Total revenue................................   $115,349               $97,037
Common income before extraordinary items.....     28,137                22,580

Net income to common shareholders............     27,933                21,973
Earnings per share:
Basic:
     Income before extraordinary items........     $1.93                 $1.91
     Net income...............................     $1.91                 $1.86

Diluted:
     Income before extraordinary items........     $1.89                 $1.89
     Net income...............................     $1.88                 $1.84

5.  DEFERRED COSTS

The following summarizes the carrying amounts for deferred costs as of December 31 (in thousands):

                                                    1997               1996
                                                -----------        -----------
Lease costs..................................     $14,712            $8,095
Financing costs..............................       9,184             8,329
Development costs............................       4,348             2,111
Other........................................         991               491
                                                -----------        -----------
Total deferred costs.........................      28,235            19,026
Accumulated amortization.....................     (11,959)           (8,705)
                                                -----------        -----------
Total deferred costs, net....................     $17,276           $10,321
                                                ===========        ===========

6.  DEBT

The Company currently has in place two unsecured bank revolving lines of credit with an aggregate maximum borrowing amount of $150 million (each, a "Credit Facility" and collectively, the "Credit Facilities"). Each Credit Facility expires on March 30, 1998 and bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.15% (7.09% at December 31, 1997) or the prime rate, at the Company's option. A fee on the unused portion of the Credit Facilities is payable quarterly at a rate of 0.25% per annum. The Credit Facilities' are provided by five banks.

In January 1996, the Company's Operating Partnership completed a $100 million public debt offering of 7.75% unsecured term notes due January 2001 (the "7.75% Notes"), which are guaranteed by the Company. The five-year non-callable 7.75% Notes were priced at a discount of 99.592 to yield 7.85% to investors. Net proceeds from the offering were used to pay down substantially all of the borrowings under the Company's secured line of credit. The carrying amount of the 7.75% Notes approximates their fair value.

In October 1996, the Company's Operating Partnership completed a $100 million offering of Remarketed Floating Rate Reset Notes (the "Reset Notes"), which are guaranteed by the Company. The interest rate will reset quarterly and was equal to LIBOR plus 75 basis points during the first year. In October 1997, the interest rate spread was reduced to LIBOR plus 48 basis points (6.39% at December 31, 1997). The spread and the spread period for subsequent periods will be adjusted in whole or part at the end of each year, pursuant to an agreement with the underwriters. Unless previously redeemed, the Reset Notes will have a final maturity of October 23, 2001. Net proceeds from the offering were used to repay all of the then borrowings under the Credit Facilities and for working capital. In October 1997, the Company redeemed $40 million of Reset Notes. The carrying amount of the Reset Notes approximates their fair value.

Also, in October 1997, the Company's Operating Partnership completed a $125 million public debt offering of 7.25% unsecured term notes due October 2007 (the "7.25% Notes"). The 7.25% Notes were priced to yield 7.29% to investors, 120 basis points over the 10-year U.S. Treasury rate. Net proceeds from the offering were used to repay substantially all borrowings under the Company's Credit Facilities, redeem $40 million of Reset Notes and for general corporate purposes. The carrying amount of the 7.25% Notes approximates their fair value.

Interest paid, excluding amounts capitalized, was $14.1 million, $4.8 million and $2.7 million for the years ended December 31, 1997, 1996 and 1995, respectively.

7.  PREFERRED STOCK

In October 1997, the Company issued 1.0 million shares of 8.375% Series A Cumulative Redeemable Preferred Stock (the "Preferred Stock"), par value $0.01 per share, having a liquidation preference of $50.00 per share. The Preferred Stock has no stated maturity and is not convertible into any other securities of the Company. The Preferred Stock is redeemable on or after October 15, 2027 at the Company's option. Net proceeds from the offering were used to repay borrowings under the Company's Credit Facilities.

8.  LEASE AGREEMENTS

The Company is the lessor and sub-lessor of retail stores under operating leases with term expiration dates ranging from 1998 to 2012. Most leases are renewable for five years after expiration of the initial term at the lessee's option. Future minimum lease receipts under non-cancelable operating leases as of December 31, 1997, exclusive of renewal option periods, were as follows (in thousands):

          1998............  $75,356
          1999............  69,296
          2000............  58,241
          2001............  45,797
          2002............  32,405
          Thereafter...... 120,188
                          ----------
                          $401,283
                          ==========

In 1987, a Predecessor partnership entered into a lease agreement for property in California. Land was estimated to be approximately 37% of the fair market value of the property. The portion of the lease attributed to land is classified as an operating lease and the remainder as a capital lease. The initial lease term is 25 years with two options of 5 and 4 1/2 years, respectively. The lease provides for additional rent based on specific levels of income generated by the property. No additional rental payments were incurred during 1997, 1996 or 1995. The Company has the option to cancel the lease upon six months written notice and six months advance payment of the then fixed monthly rent. If the lease is canceled, the building and leasehold improvements revert to the lessor.

OPERATING LEASES

Future minimum rental payments under operating leases for land and administrative offices as of December 31, 1997 were as follows (in thousands):

              1998...........      $1,188
              1999...........       1,208
              2000...........       1,203
              2001...........         786
              2002...........         755
              Thereafter.....       8,787
                                 ----------
                                  $13,927
                                 ==========

Rental expense amounted to $1.0 million, $1.1 million and $0.9 million for the years ended December 31, 1997, 1996 and 1995, respectively.

CAPITAL LEASE

A leased property included in rental properties at December 31 consists of the following (in thousands):

                                               1997                  1996
                                         -----------------     ----------------

Building................................     $8,621                $8,621
Less accumulated amortization...........     (3,592)               (3,247)
                                         ---------------      ----------------
Leased property, net...................      $5,029                $5,374
                                         =================    ================

Future minimum payments under the capitalized building lease, including the present value of net minimum lease payments as of December 31, 1997 are as follows (in thousands):

              1998................................         $1,085
              1999................................          1,117
              2000................................          1,151
              2001................................          1,185
              2002................................          1,221
              Thereafter..........................         13,732
                                                       ----------------
              Total minimum lease payments........         19,491
              Amount representing interest........         (9,762)
                                                       ----------------
              Present value of net minimum capital         $9,729
              lease payments.......................    ================

9.  COMMITMENTS AND CONTINGENCIES

In August 1995, the Company's President (and Chief Operating Officer) resigned and entered into a separation agreement with the Company that included consulting services to be provided through 1999, certain non-compete provisions, and the acquisition of certain undeveloped real estate assets. Upon completion of development, such real estate assets may be re-acquired by the Company, at its option, in accordance with a pre-determined formula based on cash flow. Transactions related to the separation agreement are not material to the financial statements of the Company.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

9.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

On June 30, 1997 the Company forgave a $3.3 million related party note and paid $2.4 million in cash to acquire the remaining 50% interest in Solvang. The Company also collected $0.8 million in accrued interest on the note.

The Company had space leased to related parties of approximately 61,000, 61,000 and 56,000 square feet during the years ended 1997, 1996 and 1995, respectively. Rental income from those tenants, including reimbursement for taxes, common area maintenance and advertising, totaled $1.5 million, $1.3 million and $1.5 million during the years ended December 31, 1997, 1996 and 1995, respectively.

The Company has a consulting agreement with one of its directors through December 31, 1999. The agreement calls for monthly payments of $10,000.

Certain Directors and unitholders guarantee Company obligations under leases for one of the properties. The Company has indemnified these parties from and against any liability which they may incur pursuant to these guarantees.

11.  DIVIDEND REINVESTMENT PLAN

Shareholders who own at least 100 shares of the Company's common stock are eligible to reinvest dividends quarterly at a discount. Costs and commissions associated with the plan are paid by the Company.

12.  STOCK OPTION PLAN

The Company elected Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related Interpretations in accounting for its employee stock options. Under APB No. 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. The alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," is not applicable because it requires use of option valuation models that were not developed for use in valuing employee stock options.

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997: risk-free interest rate of 6.00%; dividend yield of 8%; volatility factor of the expected market price of the Company's common stock based on historical results of 0.174; and an expected life of the option of four years.

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

A summary of the Company's stock option activity, and related information for the years ended December 31 follows:


                                                1995                       1996                        1997
                                                ----

                                      Options     Wtd-avg      Options     Wtd-avg     Options     Wtd-avg
                                      (000'S)     Ex. price    (000's)     Ex. price   (000's)     Ex. price
Outstanding beginning of year          887.5       $24.17      917.5       $24.47       839.9       $24.88
Granted                                 50.0       $29.50       80.0       $28.88        75.0       $37.60
Exercised                                 -                   (105.6)      $24.59       (52.1)      $23.38
Forfeited                              (20.0)      $23.38      (52.0)      $24.49       (33.0)      $23.88
                                    ----------               -----------            ------------
Outstanding end of year                917.5       $24.47      839.9       $24.88       829.8       $26.16

Exercisable at end of year             207.5       $24.73      285.4       $24.62       380.8       $24.97

Weighted average fair value of
  options granted during the year      $3.49                   $3.42                    $2.65


Exercise prices for options outstanding as of December 31, 1997 ranged from $23.38 to $38.69 per share. The weighted average remaining contractual life of the options was 7.1 years.

13.  EXTRAORDINARY ITEM

Deferred financing costs of $0.2 million (net of minority interest of $48,000) and $0.6 million (net of minority interest of $0.3 million) were expensed in 1997 and 1996, respectively, and are reflected in the accompanying financial statements as an extraordinary item.

14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following summary represents the results of operations, expressed in thousands except per share amounts, for each quarter during 1997 and 1996. The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE.

                                               March 31            June 30          September 30      December 31
                                            ---------------    ---------------   ---------------   ---------------
1997
Base rental revenue........................         $15,563            $17,286           $18,096           $19,748
Total revenues.............................          22,649             26,637            28,822            35,309
Common income before extraordinary item....           5,140              5,613             7,658             9,242
Net income to common shareholders..........           5,140              5,613             7,658             9,038
Income before extraordinary item per
   weighted average common share (diluted).           $0.37              $0.39             $0.49             $0.59
Net income per weighted average
   common share (diluted)..................           $0.37              $0.39             $0.49             $0.58
1996

Base rental revenue........................         $12,677            $13,746           $14,737           $15,230
Total revenues.............................          19,055             20,929            23,323            28,049
Common income before extraordinary item....           4,761              5,456             5,593             5,651
Net income to common shareholders..........           4,154              5,456             5,593             5,651
Income before extraordinary item per
   weighted average common share (diluted).           $0.41              $0.46             $0.47             $0.45
Net income per weighted average
      common share (diluted)...............           $0.36              $0.46             $0.47             $0.45


15.  NON-CASH FINANCING AND INVESTING ACTIVITIES

In December 1997 and 1996, the Company declared distributions per unit of $0.69 and $0.63, respectively. The limited partners' distributions were paid in January of each subsequent year. In December 1995, the Company declared distributions per share or unit of $0.575, that were paid in January of the subsequent year.

In June 1997, the Company forgave a $3.3 million related party note receivable as partial consideration to acquire the remaining 50% interest in Solvang.

Other assets and other liabilities include $3.9 million related to a deferred unit incentive program with certain key officers to be paid in 2002.

During 1997, 1996 and 1995, the Operating Partnership issued units with an aggregate fair market value of $0.5 million, $1.6 million and $1.9 million, respectively, to acquire properties.

During 1997, 1996 and 1995, respectively, 1.4 million, 0.8 million and 0.1 million Operating Partnership units were converted to common shares.

In September 1995, the Company transferred property with a book value of $4.8 million to a unitholder in exchange for a $4.0 million note collateralized by units in the Operating Partnership and an $0.8 million unsecured note.


                                                      CHELSEA GCA REALTY, INC.
                                 SCHEDULE III-CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                FOR THE YEAR ENDED DECEMBER 31, 1997

                                          Cost              Step-Up
                                          Capitalized       Related          Gross Amount
                                          (Disposed of)     to Acquisition   Carried
                           Initial        Subsequent        of               at Close of Period
                           Cost to        to Acquisition    Partnership      December 31, 1997                             Life
                           Company        (Improvements)    Interest (1)                                                   Used to
                                                                                                                          Compute
                                                                                                                      Deprectiation
Description   Encum-         Buildings,       Buildings,         Buildings,       Buildings,                                in
Outlet Center brances  Land  Fixtures         Fixtures           Fixtures         Fixtures                                  Latest
Name                         and              and                and              and             Accumulated  Date of      Income
                             Equipment  Land  Equipment   Land   Equipment  Land  Equipment Total Depreciation Construction State-
                                                                                                                            ment
-----------------------------------------------------------------------------------------------------------------------------------
American Tin    $9,729 $ -   $8,621    $  -    $6,451    $ -    $  -       $ -   $15,072  $15,072    $6,074      '87          25
Cannery, CA
Lawrence           -     -   14,300       15    2,830      -       -         15   17,130   17,145     4,418      '90          40
Riverfront, KS
Liberty            -    345     405    1,206   17,543   11,015   2,195   12,566   20,143   32,709     2,952   '81, '97        30
Village, NJ
Folsom, CA         -  4,169  10,465    1,868   17,348      -       -      6,037   27,813   33,850     4,857   '90, '92,       40
                                                                                                              '93, '96,
                                                                                                              '97
Aurora, OH         -    637   6,884      879   16,973      -       -      1,516   23,857   25,373     3,632   '90, '93,       40
                                                                                                              '94, '95
Woodbury           -  4,448  16,073    5,042   85,943      -       -      9,490  102,016  111,506    18,152   '85, '93,       30
Common, NY                                                                                                    '95
Petaluma           -  3,735     -      2,934   29,261      -       -      6,669   29,261   35,930     3,599   '93, '95,       40
Village, CA                                                                                                   '96
Desert Hills,      -    975     -      2,417   58,655      830   4,936    4,222   63,591   67,813    12,163   '90, '94,       40
CA                                                                                                            '95, '97
Columbia           -    934     -        428   11,357      497   2,647    1,859   14,004   15,863     3,069   '91, '94        40
Gorge, OR
Mammoth            -  1,180     530       -     2,221      994   1,430    2,174    4,181    6,355     1,252   '78             40
Lakes, CA
St. Helena, CA     -  1,029   1,522      (25)     513       38      78    1,042    2,113    3,155       381   '83             40
Patriot            -    789   1,854      976    4,053       -       -     1,765    5,907    7,672     1,447   '86, '93,       40
Plaza, VA                                                                                                     '95
Santa Fe, NM       -     74      -     1,317   11,392      491   1,772    1,882   13,164   15,046     1,652   '93             40
Corporate          -     -       60       -     3,925       -       -       -      3,985    3,985     1,295    -               5
Offices, NJ, CA
Napa, CA           -  3,456   2,113    7,908   18,345       -       -    11,364   20,458   31,822     2,593   '62, '93,       40
                                                                                                              '95
Solvang, CA        -    -        -     2,380    9,632       -       -     2,380    9,632   12,012     1,226   '94             40
Camarillo, CA      -  4,000      -     4,915   40,976       -       -     8,915   40,976   49,891     3,122   '94, '95,       40
                                                                                                              '96, '97
Clinton, CT        -  4,124  43,656       -         4       -       -     4,124   43,660   47,784     3,472   '95, '96        40

North              -  2,960  34,726       66    7,784       -       -     3,026   42,510   45,536     3,222   '95, '96,       40
Georgia, GA                                                                                                   '97
Wrentham, MA       -    157   2,817    2,909   39,327       -       -     3,066   42,144   45,210       338   '95,'96,        40
                                                                                                              '97
Waikele, HI        - 22,800  54,357       -       -         -       -    22,800   54,357   77,157     1,328    -               -

Leesburg, VA       -  6,296    -          -       -         -       -     6,296      -      6,296       -     '96, '97         -

Houston, TX        -    500     466       -       -         -       -       500      466      966       -        -             -
Orlando, FL        -    100      23       -       -         -       -       100       23      123       -        -             -
Wall               -    662      -        -       -         -       -       662       -       662       -     '96, '97         -
Township, NJ
              ---------------------------------------------------------------------------------------------------------------------
             $9,729 $63,370 $198,872  $35,235 $384,533  $13,865 $13,058 $112,470 $596,463 $708,933 $80,244
             ======================================================================================================================

The aggregate cost of the land, building, fixtures and equipment for federal tax purposes was approximately $709 million at December 31, 1997.
(1) As part of the formation transaction assets acquired for cash have been accounted for as a purchase.
    The step-up represents the amount of the purchase price that exceeds the net book value of the assets acquired (see Note 1).

                            CHELSEA GCA REALTY, INC.
                      SCHEDULE III-CONSOLIDATED REAL ESTATE
                    AND ACCUMULATED DEPRECIATION (CONTINUED)

THE CHANGES IN TOTAL REAL ESTATE:

                                                                   YEAR ENDED DECEMBER 31,
                                                      1997                 1996                 1995
                                                  ---------------      ----------------     ----------------
Balance, beginning of period............          $512,354                 $415,983             $332,834
Additions...............................           196,941                   96,621               89,871
Dispositions and other..................              (362)                    (250)              (6,722)
                                                  ---------------      ----------------     ----------------
Balance, end of period..................          $708,933                 $512,354             $415,983
                                                  ===============      ================     ================

THE CHANGES IN ACCUMULATED DEPRECIATION:

                                                                   YEAR ENDED DECEMBER 31,
                                                       1997                 1996                 1995
                                                  ---------------      ----------------     ----------------

Balance, beginning of period............            $58,054              $41,373                $30,439
Additions...............................             22,314               16,931                 11,277
Dispositions and other..................               (124)                (250)                  (343)
                                                  ---------------      ----------------     ----------------
Balance, end of period..................            $80,244              $58,054                $41,373
                                                  ===============      ================     ================

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th of March 1998.

                                CHELSEA GCA REALTY, INC.

                                By: /S/ DAVID C. BLOOM
                                    David C. Bloom, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                      Title                               Date

/s/ DAVID C. BLOOM           Chairman of the                   MARCH 12, 1998
------------------           Board and Chief
 David C. Bloom              Executive Officer

/s/ BARRY M. GINSBURG        Vice Chairman                     MARCH 12, 1998
---------------------
 Barry M. Ginsburg

/s/ WILLIAM D. BLOOM         Executive Vice                    MARCH 12, 1998
----------------------       President-Strategic
William D. Bloom             Relationships

/s/ LESLIE T. CHAO           President                         MARCH 12, 1998
----------------------       and Chief
 Leslie T. Chao              Financial Officer

/s/ MICHAEL J. CLARKE        Senior Vice                       MARCH 12, 1998
----------------------       President- Finance
 Michael J. Clarke

/s/ BRENDAN T. BYRNE         Director                          MARCH 12, 1998
-----------------------
 Brendan T. Byrne

/s/ ROBERT FROMMER           Director                          MARCH 12, 1998
------------------------
 Robert Frommer

/s/ PHILIP D. KALTENBACHER   Director                          MARCH 12, 1998
---------------------------
 Philip D. Kaltenbacher

/s/ REUBEN S. LEIBOWITZ      Director                          MARCH 12, 1998
---------------------------
 Reuben S. Leibowitz

                             Exhibit Index

 Exhibits                     Description                              Page No.
---------                    ------------                             --------

 3.1 Articles of Incorporation of the Company, as amended, including Articles Supplementary relating to 8 3/8% Series A Cumulative Redeemable Preferred Stock.

3.2      By-laws of the Company. Incorporated by reference to Exhibit
         3.2 to Registration Statement filed by the Company on Form S-11 under the Securities Act of 1933 (file No. 33-67870)
        (S-11).

3.3     Agreement of Limited Partnership for the Operating
        Partnership.  Incorporated by reference to  Exhibit
        3.3 to S-11.

3.4 Amendments No. 1 and No. 2 to Partnership Agreement dated March 31, 1997 and October 7, 1997

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

10.1 Registration Rights Agreement among the Company and recipients of Units. Incorporated by reference to Exhibit 4.1 to S-11.

10.2 Consulting Agreement effective August 1, 1997, between the Company and Robert Frommer.

10.3    Limited Liability Company Agreement of
        Simon/Chelsea Development Co., L.L.C. dated May 16,
        1997 between Simon DeBartolo Group, L.P. and Chelsea
        GCA Realty Partnership, L.P.

10.4 Subscription Agreement dated as of March 31, 1997 by and among Chelsea GCA Realty Partnership, L.P., WCC Associates and K M Halawa Partners. Incorporated by reference to Exhibit 1 to current report on Form 8-K reporting on an event which occurred March 31, 1997.

10.5 Stock Subscription Agreement dated May 16, 1997 between Chelsea GCA Realty, Inc. and Simon DeBartolo
        Group, L.P.

23.1    Consent of Ernst & Young LLP.