Form 10-Q
period 1998-03-31
CHELSEA GCA REALTY INC
filed 1998-05-13
CIK 911215

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ____________________________

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______ .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No ___.

The number of shares outstanding of the registrant's common stock, $0.01 par value was 15,416,146 at May 6, 1998.

                            CHELSEA GCA REALTY, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)                              Page

        Condensed Consolidated Balance Sheets as of March
          31, 1998 and December 31,
          1997..................................................       3

        Condensed Consolidated Statements of Income for the
          three months ended March 31, 1998 and
          1997..................................................       4

        Condensed Consolidated Statements of Cash Flows for
          the three months ended March 31, 1998 and
          1997.................................................        5

        Notes to Condensed Consolidated Financial Statements...        6

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations ..................        9

Signatures.....................................................       13

ITEM 1. FINANCIAL STATEMENTS

                            CHELSEA GCA REALTY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    MARCH 31,         December 31,
                                                                                      1998               1997
                                                                                 ---------------    -------------
                                                                                   (Unaudited)
ASSETS
Rental properties:
  Land .........................................................................    $ 112,727      $ 112,470
  Depreciable property .........................................................      620,696        596,463
                                                                                      -------        -------
Total rental property ..........................................................      733,423        708,933
Accumulated depreciation .......................................................      (86,584)       (80,244)
                                                                                      -------        -------
Rental properties, net .........................................................      646,839        628,689
Cash and equivalents ...........................................................        9,225         14,538
Notes receivable-related parties ...............................................        4,781          4,781
Deferred costs, net ............................................................       16,655         17,276
Other assets ...................................................................       18,037         22,745
                                                                                       ------         ------
TOTAL ASSETS ...................................................................    $ 695,537      $ 688,029
                                                                                    =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
   Unsecured bank debt .........................................................    $  13,035      $   5,035
   7.75% Unsecured Notes due 2001 ..............................................       99,763         99,743
   Remarketed Floating Rate Reset Notes due 2001 ...............................       60,000         60,000
   7.25% Unsecured Notes due 2007 ..............................................      124,689        124,681
   Construction payables .......................................................       12,497         17,810
   Accounts payable and accrued expenses .......................................       14,013         14,442
   Obligation under capital lease ..............................................        9,700          9,729
   Accrued dividend and distribution payable ...................................       13,869          3,276
   Other liabilities ...........................................................        8,088          7,390
                                                                                        -----          -----
TOTAL LIABILITIES ..............................................................      355,654        342,106

Commitments and contingencies

Minority interest ..............................................................       47,120         48,253

Stockholders' equity:
   8.375% series A cumulative redeemable preferred stock, $0.01 par value, authorized 1,000 shares, issued and outstanding
      1,000 shares in 1997 and 1998 (aggregate liquidation preference
      50,000)...................................................................           10             10
   Common stock, $0.01 par value, authorized 50,000 shares,
      issued and outstanding 15,354 in 1998 and 15,353 in 1997 .................          154            154
   Paid-in-capital .............................................................      331,230        331,226
   Distributions in excess of net income .......................................      (38,631)       (33,720)
                                                                                      -------        -------
TOTAL STOCKHOLDERS' EQUITY .....................................................      292,763        297,670
                                                                                      -------        -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................    $ 695,537      $ 688,029
                                                                                    =========      =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                            CHELSEA GCA REALTY, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                1998            1997
                                                                                ----            ----

REVENUES:
   Base rental ........................................................     $ 19,266         $ 15,563
   Percentage rental ..................................................        1,786            1,298
   Expense reimbursements .............................................        6,800            5,364
   Other income .......................................................          654              424
                                                                                 ---              ---
TOTAL REVENUES ........................................................       28,506           22,649
                                                                              ------           ------

EXPENSES:
   Interest ...........................................................        4,125            3,157
   Operating and maintenance ..........................................        7,590            5,890
   Depreciation and amortization ......................................        7,278            5,778
   General and administrative .........................................          886              707
   Other ..............................................................          628              630
                                                                                 ---              ---
TOTAL EXPENSES ........................................................       20,507           16,162
                                                                              ------           ------

Income before minority interest .......................................        7,999            6,487

Minority interest .....................................................       (1,270)          (1,347)
                                                                              ------           ------

Net income ............................................................        6,729            5,140

Preferred dividend requirement ........................................       (1,047)            --
                                                                              ------         ---------
NET INCOME TO COMMON SHAREHOLDERS .....................................     $  5,682         $  5,140
                                                                            ========         ========

BASIC:
Net income per common share ...........................................     $   0.37         $   0.37
Weighted average common shares outstanding ............................       15,353           13,749

DILUTED:
Net income per common share ...........................................     $   0.36         $   0.37
Weighted average common shares outstanding ............................       15,611           13,993


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                            CHELSEA GCA REALTY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                     1998               1997
                                                                                     ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income .................................................................   $  6,729            $  5,140
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization ...........................................      7,278               5,778
      Minority interest in net income .........................................      1,270               1,347
      Additions to deferred lease costs .......................................       (978)               (314)
      Other operating activities ..............................................         97                  20
      Changes in assets and liabilities:
        Straight line rent receivable .........................................       (329)               (322)
        Other assets ..........................................................      5,762               3,902
        Accounts payable and accrued expenses .................................       (200)             (2,195)
                                                                                      ----              ------
Net cash provided by operating activities .....................................     19,629              13,356
                                                                                    ------              ------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental properties ................................................    (27,238)            (99,392)
Additions to deferred development costs .......................................       (890)               (146)
Other investing activities ....................................................       (285)               --
                                                                                   --------            --------
Net cash used in investing activities .........................................    (28,413)            (99,538)
                                                                                   --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock ........................................         25                 327
Distributions .................................................................     (3,414)             (3,039)
Debt proceeds .................................................................     12,000              85,035
Repayments of debt ............................................................     (4,000)               --
Additions to deferred financing costs .........................................     (1,083)               (225)
Other financing activities ....................................................        (57)               --
                                                                                    -------              --------
Net cash provided by financing activities .....................................      3,471              82,098
                                                                                     -----              ------
Net decrease in cash and equivalents ..........................................     (5,313)             (4,084)
Cash and equivalents, beginning of period .....................................     14,538              13,886
                                                                                    ------              ------
Cash and equivalents, end of period ...........................................   $  9,225            $  9,802
                                                                                  ========            ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
During 1997, 1.4 million Operating Partnership units with a book value of approximately $20.0 million were converted to common shares. On March 31, 1997, the Company issued units having a market value of $0.5 million as partial consideration to acquire Waikele Factory Outlets.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                            CHELSEA GCA REALTY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

Chelsea GCA Realty, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT"). The Company is the managing general partner of Chelsea GCA Realty Partnership, L.P. (the "Operating Partnership"), an operating partnership which at March 31, 1998 owned and provided development, leasing, marketing and management services for 20 upscale and fashion-oriented manufacturers' outlet centers (the "Properties") containing approximately 4.4 million square feet of gross leasable area ("GLA"). The Properties are located near large metropolitan areas including New York City, Los Angeles, San Francisco, Sacramento, Boston, Atlanta, Portland (Oregon), Kansas City and Cleveland, or at or near tourist destinations including Honolulu, the Napa Valley, Palm Springs and the Monterey Peninsula. The Company also has a number of properties under development and expansion.

All of the Company's assets are held by, and all of its operations conducted through, the Operating Partnership. Due to the Company's ability, as the sole general partner, to exercise both financial and operational control over the Operating Partnership, it is consolidated in the accompanying financial statements. All intercompany transactions have been eliminated in consolidation.

Ownership of the Operating Partnership as of March 31, 1998 was as follows:

            Company                          81.7%          15,354,000   units
            Unitholders                      18.3%           3,431,000   units
                                             ----            ---------
                         TOTAL             100.0%           18,785,000


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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

In 1997, the Financial Accounting Standards Board issued Statement No. 128 ("FAS No. 128"), "Earnings per Share". FAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts have been presented, and where appropriate, restated to conform to the FAS No. 128 requirements.

Financial Accounting Standards Board Statement No. 131 ("FAS No. 131") "Disclosure about Segments of an Enterprise and Related Information" is effective for financial statements issued for periods beginning after December 15, 1997. FAS No. 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates. FAS No. 131 does not have an impact on the Company's financial statements.

2. WAIKELE ACQUISITION

Pursuant to a Subscription Agreement dated as of March 31, 1997, the Company acquired Waikele Factory Outlets, a manufacturers' outlet shopping center located in Hawaii. The consideration paid by the Company consisted of the assumption of $70.7 million of indebtedness outstanding with respect to the property (which indebtedness was repaid in full by the Company immediately after the closing) and the issuance of special partnership units in the Company's Operating Partnership, having a fair market value of $0.5 million. Immediately after the closing, the Company paid a special cash distribution of $5.0 million on the special units. The cash used by the Company in the transaction was obtained through borrowings under the Company's Credit Facilities. Waikele was not included in the Company's operating results for the first quarter of 1997.

3. DEBT

On March 30, 1998, the Company replaced its two unsecured bank revolving lines of credit, totaling $150 million (the "Credit Facilities"), with a new $160 million senior unsecured bank line of credit (the "Senior Credit Facility"). The Senior Credit Facility expires on March 30, 2001 and bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (6.74% at March 31, 1998) or the prime rate, at the Company's option. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. The lenders have an option to extend the facility annually on a rolling three year basis.

Also on March 30, 1998, the Company entered into a $5 million term loan (the "Term Loan") which carries the same interest rate and maturity as the Senior Credit Facility.

In January 1996, the Company's Operating Partnership completed a $100 million public offering of 7.75% unsecured term notes due January 2001 (the "7.75% Notes"), which are guaranteed by the Company. The five-year non-callable 7.75% Notes were priced at a discount of 99.592 to yield 7.85% to investors. Net proceeds from the offering were used to pay down substantially all of the borrowings under the Company's secured line of credit. The carrying amount of the 7.75% Notes approximates their fair value.

In October 1996, the Company's Operating Partnership completed a $100 million offering of Remarketed Floating Rate Reset Notes (the "Reset Notes"), which are guaranteed by the Company. The interest rate resets quarterly and was equal to LIBOR plus 75 basis points during the first year. In October 1997, the interest rate spread was reduced to LIBOR plus 48 basis points (6.11% at March 31, 1998). The spread and the spread period for subsequent periods will be adjusted in whole or part at the end of each year, pursuant to an agreement with the underwriters. Unless previously redeemed, the Reset Notes will have a final maturity of October 23, 2001. Net proceeds from the offering were used to repay all of the then borrowings under the Credit Facilities and for working capital. In October 1997, the Company redeemed $40 million of Reset Notes. The carrying amount of the Reset Notes approximates their fair value.

In October 1997, the Company's Operating Partnership completed a $125 million public offering of 7.25% unsecured term notes due October 2007 (the "7.25% Notes"). The 7.25% Notes were priced to yield 7.29% to investors, 120 basis points over the 10-year U.S. Treasury rate. Net proceeds from the offering were used to repay substantially all borrowings under the Company's Credit Facilities, redeem $40 million of Reset Notes and for general corporate purposes. The carrying amount of the 7.25% Notes approximates their fair value.

Interest and loan costs of approximately $1.6 million and $0.8 million were capitalized as development costs during the three months ended March 31, 1998 and 1997, respectively.

4. PREFERRED STOCK

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

5. DIVIDENDS

On March 12, 1998, the Board of Directors of the Company declared a $0.69 per share dividend to shareholders of record on March 31, 1998. The dividend, totaling $10.6 million, was paid on April 20, 1998. The Operating Partnership simultaneously paid a $0.69 per unit cash distribution, totaling $2.4 million, to its unitholders.

6. INCOME TAXES

The Company is taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, and generally will not be subject to federal income tax to the extent it distributes at least 95% of its REIT taxable income to its stockholders and meets certain other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed taxable income. At March 31, 1998 and 1997, the Company was in compliance with all REIT requirements and was not subject to federal income taxes.

7. NET INCOME PER COMMON SHARE

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock of 0.3 million and 0.2 million for the three months ended March 31, 1998 and 1997, respectively.

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

GENERAL OVERVIEW

The Company has grown by increasing rent at its existing centers, expanding its existing centers, developing new centers and acquiring and redeveloping centers. The Company operated 20 manufacturers' outlet centers at March 31, 1998 compared to 19 at the end of the same quarter in the prior year. The Company's operating gross leasable area (GLA) at March 31, 1998, increased 15.8% to 4.4 million square feet from 3.8 million square feet at March 31, 1997. GLA added since April 1, 1997 is detailed as follows:


                                                             12 mos ended           3 mos ended            9 mos ended
                                                               March 31,             March 31,            December 31,
                                                                 1998                   1998                   1997
                                                           ----------------       ----------------       ---------------
GLA ADDED (IN 000'S):
NEW CENTERS OPENED:
  Wrentham Village .....................................          227                   --                     227
TOTAL NEW  CENTERS .....................................          227                   --                     227

CENTERS EXPANDED:
Woodbury Common ........................................          122                   122                  --
  Desert Hills .........................................           31                     6                    25
  North Georgia ........................................          111                   --                     111
  Camarillo Premium Outlets ............................           85                   --                      85
  Folsom Premium Outlets ...............................           16                   --                      16
  Liberty Village ......................................           14                   --                      14
  Other (net) ..........................................           (2)                   (1)                   (1)
TOTAL CENTERS EXPANDED .................................          377                   127                   250

Net GLA added during the period ........................          604                   127                   477

GLA at end of period ...................................        4,435                 4,435                 4,308


-----------------------------------------------------------------------------------------------------------------------


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 TO THE THREE MONTHS ENDED MARCH 31, 1997.

Net income before minority interest increased $1.5 million to $8.0 million for the three months ended March 31, 1998 from $6.5 million for the three months ended March 31, 1997. Increases in revenues, primarily the result of the Company's expansions, a new center and a center acquired, were offset by higher interest on borrowings and depreciation and amortization.

Base rentals increased $3.7 million, or 23.8%, to $19.3 million for the three months ended March 31, 1998 from $15.6 million for the three months ended March 31, 1997 due to expansions, a new center opened, one acquired center and higher average rents.

Percentage rents increased $0.5 million to $1.8 million for the three months ended March 31, 1998, from $1.3 million for the three months ended March 31, 1997. The increase was primarily due to one new center, a center acquired and expansions of existing centers.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $1.4 million, or 26.8%, to $6.8 million for the three months ended March 31, 1998 from $5.4 million for the three months ended March 31, 1997, due to the recovery of operating and maintenance costs at new and expanded centers. The average recovery of reimbursable expenses was 89.6% in the first quarter of 1998, compared to 91.1% in the first quarter of 1997.

Interest in excess of amounts capitalized increased $1.0 million to $4.1 million for the three months ended March 31, 1998 from $3.1 million for the three months ended March 31, 1997 due to higher debt balances related to the unsecured public debt offering in October 1997, offset by increased construction in progress.

Operating and maintenance expenses increased $1.7 million, or 28.9%, to $7.6 million for the three months ended March 31, 1998 from $5.9 million for the three months ended March 31, 1997. The increase was primarily due to costs related to expansions, a new center and a center acquired.

Depreciation and amortization expense increased $1.5 million, or 26.0%, to $7.3 million for the three months ended March 31, 1998 from $5.8 million for the three months ended March 31, 1997. The increase was primarily related to expansions and new centers.

General and administrative expenses increased $0.2 million to $0.9 million for the three months ended March 31, 1998 from $0.7 million for the three months ended March 31, 1997. The increase in personnel and overhead costs was offset by additions to operating GLA.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes it has adequate financial resources to fund operating expenses, distributions, and planned development and construction activities. Operating cash flow during 1998 is expected to increase with a full year of operations of the 698,000 square feet of GLA added during 1997, including the opening of Wrentham Village Premium Outlets in October 1997, and expansions and one scheduled new center opening in 1998, subject to market demand. In addition, at March 31, 1998 the Company had $152.0 million available under its Senior Credit Facility, access to the public markets through shelf registrations covering $200 million of equity and $175 million of debt, and cash equivalents of $9.2 million.

Operating cash flow is expected to provide sufficient funds for dividends and distributions in accordance with REIT federal income tax requirements. In addition, the Company anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its centers.

Distributions declared and recorded during the three months ended March 31, 1998 were $13.0 million, or $0.69 per share or unit. The Company's dividend payout ratio as a percentage of net income before depreciation and amortization, exclusive of amortization of deferred financing costs, minority interest and extraordinary item ("FFO") was 93.7% during the three months ended March 31, 1998. The Senior Credit Facility limits aggregate dividends and distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

On March 30, 1998, the Company replaced its two unsecured bank revolving lines of credit, totaling $150 million (the "Credit Facilities"), with a new $160 million senior unsecured bank line of credit (the "Senior Credit Facility"). The Senior Credit Facility expires on March 30, 2001 and bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (6.74% at March 31, 1998) or the prime rate, at the Company's option. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. The lenders have an option to extend the facility annually on a rolling three year basis.

The Company is in the process of planning development for 1998 and beyond, including the 270,000 square foot first phase of Leesburg Corner Premium Outlets (Leesburg, Virginia), a new center serving the greater Washington, D.C. market; the 145,000 square foot balance of a 270,000 square foot expansion at Woodbury Common Premium Outlets (Central Valley, New York); and expansions of 125,000 square feet at Wrentham Village Premium Outlets, 45,000 square feet at Camarillo Premium Outlets (Camarillo, California), 30,000 square feet at North Georgia Premium Outlets (Dawsonville, Georgia) and 35,000 square feet at four other properties. These projects are in various stages of development and there can be no assurance that any of these projects will be completed or opened, or that there will not be delays in the opening or completion of any of them. The Company anticipates development and construction costs of $120 million to $145 million annually.

The Company is expected to begin construction in mid-1998 on the 430,000 square foot first phase of Houston Premium Outlets (Houston, Texas), with completion scheduled for the second half of 1999. Additionally, the Company announced the development of Orlando Premium Outlets, a new 440,000 square foot center to be located on Interstate 4 in Orlando, Florida (midway between Walt Disney World/EPCOT and Sea World), preliminarily scheduled to open in early 2000. The Houston and Orlando centers are expected to be the first two joint venture projects to be part of the Company's strategic alliance with Simon DeBartolo Group, Inc.

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

It is the Company's policy to limit its borrowings to less than 40% of total market capitalization (defined as the value of outstanding shares of common stock on a fully diluted basis including conversion of partnership units to common stock, plus the liquidation preference value of the Company's preferred stock, plus total debt). Applying a March 31, 1998 closing price of $37.00 per common share plus a liquidation preference of $50.00 per preferred share, the Company's ratio of debt to total market capitalization was approximately 29%.

Net cash provided by operating activities was $19.6 million and $13.4 million for the three months ended March 31, 1998 and 1997, respectively. The increase was primarily due to the growth of the Company's GLA to 4.4 million square feet in 1998 from 3.8 million square feet in 1997, increased collections on accounts receivable and increases in accrued interest on debt borrowings. Net cash used in investing activities decreased $71.1 million for the three months ended March 31, 1998 compared to the corresponding 1997 period, primarily as a result of the Waikele Factory Outlets acquisition in March 1997. At March 31, 1998, net cash provided by financing activities decreased $78.6 million primarily due to borrowings for the Waikele Factory Outlets acquisition in the first quarter 1997.

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


                                                                     Three Months Ended March 31,

                                                                    1998                  1997
                                                                 ------------------   --------------------

Net income to common shareholders ...........................     $  5,682                $  5,140
Add back:
Depreciation and amortization (1) ...........................        7,278                   5,720
Amortization of deferred financing costs and
   depreciation of non-real estate assets ...................         (400)                   (335)
Minority interest in the Operating Partnership (1) ..........        1,270                   1,297
                                                                     -----                   -----
FFO .........................................................     $ 13,830                $ 11,822
                                                                  ========                ========
---------------------------------------
(1)  Excludes depreciation and minority interest attributed to a third-party limited partner's interest in a partnership for 1997.

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

Date:  May 12, 1998