Form 10-Q
period 1998-06-30
CHELSEA GCA REALTY INC
filed 1998-08-10
CIK 911215

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________________.

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

The number of shares outstanding of the registrant's common stock, $0.01 par value was 15,477,736 at August 5, 1998.

                            CHELSEA GCA REALTY, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION


Item 1.       Financial Statements (Unaudited)                         Page

         Condensed Consolidated Balance Sheets
          as of June 30, 1998 and December 31, 1997.................... 3

         Condensed Consolidated Statements of Income
          for the three and six months ended June 30, 1998 and 1997....  4

         Condensed Consolidated Statements of Cash Flows
          for the six months ended June 30, 1998 and 1997..............  5

         Notes to Condensed Consolidated Financial Statements..........  6

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations...............................  9

PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders...........  14

Signatures.............................................................  15

ITEM 1.  FINANCIAL STATEMENTS

                            CHELSEA GCA REALTY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                            JUNE 30,        December 31,
                                                                              1998             1997
                                                                       --------------    ----------------
                                                                        (Unaudited)
ASSETS
Rental properties:
     Land...........................................................     $110,076            $112,470
     Depreciable property...........................................      644,362             596,463
                                                                      ----------------    --------------
Total rental property...............................................      754,438             708,933
Accumulated depreciation............................................      (91,952)            (80,244)
                                                                      ----------------     --------------
Rental properties, net..............................................      662,486             628,689
Cash and equivalents................................................        8,260              14,538
Notes receivable-related parties....................................        4,781               4,781
Deferred costs, net.................................................       16,921              17,276
Property held for sale..............................................        5,650                -
Other assets........................................................       17,960              22,745
                                                                      ----------------      --------------
TOTAL ASSETS........................................................    $ 716,058           $ 688,029
                                                                      ================      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Unsecured bank debt............................................     $ 39,035            $   5,035
     7.75% Unsecured Notes due 2001.................................       99,776               99,743
     Remarketed Floating Rate Reset Notes due 2001..................       60,000               60,000
     7.25% Unsecured Notes due 2007.................................      124,695              124,681
     Construction payables..........................................       14,086               17,810
     Accounts payable and accrued expenses..........................       14,642               14,442
     Obligation under capital lease.................................        9,671                9,729
     Accrued dividend and distribution payable......................       13,911                3,276
     Other liabilities..............................................        8,603                7,390
                                                                      ----------------      ---------------
TOTAL LIABILITIES...................................................      384,419              342,106

Commitments and contingencies

Minority interest...................................................       45,223               48,253

Stockholders' equity:
     8.375% series A cumulative redeemable preferred stock, $0.01 par value, authorized 1,000 shares, issued and outstanding 1,000 shares in 1998 and 1997 (aggregate liquidation
     preference $50,000)............................................           10                  10
     Common stock, $0.01 par value, authorized 50,000 shares,
     issued and outstanding 15,416 in 1998 and 15,353 in 1997.......          154                 154
     Paid-in-capital................................................      333,409             331,226
     Distributions in excess of net income..........................      (47,157)            (33,720)
                                                                       ---------------     --------------
TOTAL STOCKHOLDERS' EQUITY..........................................      286,416             297,670
                                                                       ---------------     --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........................    $ 716,058           $ 688,029
                                                                       ===============     ==============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                            CHELSEA GCA REALTY, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                Three Months                   Six Months
                                                                Ended June 30,                 Ended June 30,
                                                           1998            1997             1998         1997
                                                       ------------    ------------   -------------   ------------
Revenues:
   Base rent.......................................      $20,815         $17,286         $40,081        $32,849
   Percentage rent.................................        1,951           1,784           3,737          3,082
   Expense reimbursements..........................        8,529           7,062          15,329         12,426
   Other income....................................          773             505           1,427            929
                                                       -------------  -------------   --------------  ------------
TOTAL REVENUES.....................................       32,068          26,637          60,574         49,286
                                                       -------------  -------------   -------------   ------------
EXPENSES:
   Interest........................................        4,708           4,401           8,833           7,558
   Operating and maintenance.......................        9,412           7,637          17,002          13,527
   Depreciation and amortization...................        7,755           6,190          15,033          11,968
   General and administrative......................        1,003             763           1,889           1,470
   Loss on write-down of asset.....................        4,894              -            4,894             -
   Other...........................................          667             584           1,295           1,214
                                                      ------------    -------------   ------------    -----------
TOTAL EXPENSES.....................................       28,439          19,575           48,946         35,737
                                                      ------------    ------------   -------------    -----------
INCOME BEFORE MINORITY INTEREST                            3,629           7,062           11,628         13,549

   Minority interest...............................         (470)         (1,449)          (1,740)        (2,796)
                                                       ------------    ------------   -------------    -----------
NET INCOME.........................................        3,159           5,613            9,888         10,753
   Preferred dividend requirement..................       (1,047)            -             (2,094)             -
                                                       ------------    ------------   -------------    ------------
NET INCOME TO COMMON SHAREHOLDERS..................       $2,112          $5,613           $7,794         $10,753
                                                       ============    ============   =============    ============
BASIC:
Net income per common share........................        $0.14           $0.40            $0.51           $0.77
Weighted average common shares outstanding.........       15,403          14,055           15,379          13,902

DILUTED:
Net income per common share........................        $0.13           $0.39            $0.50           $0.76
Weighted average common shares outstanding.........       15,681          14,305           15,646          14,151


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.



                            CHELSEA GCA REALTY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                        1998             1997
                                                                  -------------       ------------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income.............................................              $9,888              $10,753
 Adjustments to reconcile net income to net cash
   provided by operating activities:

    Depreciation and amortization.......................              15,033               11,968
    Minority interest in net income.....................               1,740                2,796
    Write-down of asset.................................               4,894                  -
    Additions to deferred lease costs...................                (840)                (744)
    Other operating activities..........................                 202                   37
    Changes in assets and liabilities:
     Straight line rent receivable......................                (717)                (757)
     Other assets.......................................               6,816                6,052
     Accounts payable and accrued expenses..............                 448               (1,340)
                                                                   -------------       ------------
Net cash provided by operating activities...............              37,464               28,765
                                                                   -------------       ------------
Cash flows used in investing activities
Additions to and acquisitions of rental properties......             (58,839)            (127,314)
Additions to deferred development costs.................              (2,076)                (602)
Other investing activities..............................                (407)                -
                                                                   -------------       ------------
Net cash used in investing activities...................             (61,322)            (127,916)

Cash flows from financing activities
Net proceeds from sale of common stock..................               2,204               51,586
Distributions...........................................             (17,424)             (14,686)
Debt proceeds...........................................              38,000              105,035
Repayments of debt......................................              (4,000)             (50,000)
Additions to deferred financing costs...................              (1,143)                (293)
Other financing activities..............................                 (57)                  -
                                                                   -------------       ------------
Net cash provided by financing activities...............              17,580               91,642
                                                                   -------------       ------------
Net decrease in cash and equivalents....................              (6,278)              (7,509)
Cash and equivalents, beginning of period...............              14,538               13,886
                                                                   -------------       ------------
Cash and equivalents, end of period.....................              $8,260               $6,377
                                                                   =============       ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 1998, the Company wrote down rental property with a book value of $10.5 million to its estimated fair value less selling costs of $5.6 million, resulting in a $4.9 million loss. During 1997, 1.4 million Operating Partnership units with a book value of approximately $20.0 million were converted to common shares. On March 31, 1997, the Company issued units having a market value of $0.5 million as partial consideration to acquire Waikele Factory Outlets. In June 1997 the Company forgave a $3.3 million related party note receivable as partial consideration to acquire the remaining 50% interest in Solvang.

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                            CHELSEA GCA REALTY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Chelsea GCA Realty, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT"). The Company is the managing general partner of Chelsea GCA Realty Partnership, L.P. (the "Operating Partnership"), an operating partnership which at June 30, 1998 owned and provided development, leasing, marketing and management services for 19 upscale and fashion-oriented manufacturers' outlet centers (the "Properties") containing approximately 4.6 million square feet of gross leasable area ("GLA"). The Properties are located near large metropolitan areas including New York City, Los Angeles, San Francisco, Sacramento, Boston, Atlanta, Portland (Oregon), Kansas City and Cleveland, or at or near tourist destinations including Honolulu, the Napa Valley, Palm Springs and the Monterey Peninsula. The Company also has a number of properties under development and expansion.

All of the Company's assets are held by, and all of its operations conducted through, the Operating Partnership. Due to the Company's ability, as the sole general partner, to exercise both financial and operational control over the Operating Partnership, it is consolidated in the accompanying financial statements. All intercompany transactions have been eliminated in consolidation.

Ownership of the Operating Partnership as of June 30, 1998 was as follows:

    Company                   81.8%                      15,416,000   units
    Unitholders               18.2%                       3,431,000   units
                         ----------------         ------------------
             TOTAL           100.0%                      18,847,000


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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

In 1997, the Financial Accounting Standards Board issued Statement No. 128 ("FAS No. 128"), "Earnings per Share." FAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts have been presented, and where appropriate, restated to conform to the FAS No. 128 requirements.

Financial Accounting Standards Board Statement No. 131 ("FAS No. 131") "Disclosure about Segments of an Enterprise and Related Information" is effective for financial statements issued for periods beginning after December 15, 1997. FAS No. 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates. FAS No. 131 does not have an impact on the Company's financial position or results of operations.

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

3. PROPERTY HELD FOR SALE

During the second quarter of 1998, the Company signed a contingent agreement to sell Solvang Designer Outlets in Solvang, California for $6.0 million less estimated closing costs of $0.4 million. The sale is expected to close during the third quarter of 1998. Solvang had a book value of $10.5 million, resulting in a $4.9 million write-down of the asset in the second quarter. For the six months ended June 30, 1998, Solvang accounted for less than 1% of the Company's revenues and net operating income.

4. DEBT

On March 30, 1998, the Company replaced its two unsecured bank revolving lines of credit, totaling $150 million (the "Credit Facilities"), with a new $160 million senior unsecured bank line of credit (the "Senior Credit Facility"). The Senior Credit Facility expires on March 30, 2001 and bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (6.74% at June 30, 1998) or the prime rate, at the Company's option. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. The lenders have an option to extend the facility annually on a rolling three-year basis.

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

In October 1996, the Company's Operating Partnership completed a $100 million offering of Remarketed Floating Rate Reset Notes (the "Reset Notes"), which are guaranteed by the Company. The interest rate resets quarterly and was equal to LIBOR plus 75 basis points during the first year. In October 1997, the interest rate spread was reduced to LIBOR plus 48 basis points (6.17% at June 30, 1998). The spread and the spread period for subsequent periods will be adjusted in whole or part at the end of each year, pursuant to an agreement with the underwriters. Unless previously redeemed, the Reset Notes will have a final maturity of October 23, 2001. Net proceeds from the offering were used to repay all of the then borrowings under the Credit Facilities and for working capital. In October 1997, the Company redeemed $40 million of Reset Notes. The carrying amount of the Reset Notes approximates their fair value.

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

Interest and loan costs of approximately $3.0 million and $1.9 million were capitalized as development costs during the six months ended June 30, 1998 and 1997, respectively.

5. PREFERRED STOCK

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

6. DIVIDENDS

On June 11, 1998, the Board of Directors of the Company declared a $0.69 per share dividend to shareholders of record on June 30, 1998. The dividend, totaling $10.6 million, was paid on July 20, 1998. The Operating Partnership simultaneously paid a $0.69 per unit cash distribution, totaling $2.4 million, to its unitholders.

7. INCOME TAXES

The Company is taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, and generally will not be subject to federal income tax to the extent it distributes at least 95% of its REIT taxable income to its stockholders and meets certain other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed taxable income. At June 30, 1998 and 1997, the Company was in compliance with all REIT requirements and was not subject to federal income taxes.

8. NET INCOME PER COMMON SHARE

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock of 0.3 million for the three and six months ended June 30, 1998 and 1997.

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

10. RELATED PARTY INFORMATION

In September 1995, the Company transferred property with a book value of $4.8 million to its former President (a current unitholder) in exchange for a $4.0 million note secured by units in the Operating Partnership (the "Secured Note") and an $0.8 million unsecured note receivable (the "Unsecured Note"). The Secured Note bears interest at a rate of LIBOR plus 250 basis points per annum (8.19% at June 30, 1998), payable monthly, and is due upon the earlier of the maker obtaining permanent financing on the property, the Company repurchasing the property under an option agreement, the maker selling the property to an unaffiliated third party, or January 1999. The Unsecured Note bears interest at a rate of 8.0% per annum and is due upon the earlier of the Company repurchasing the property under an option agreement, the maker selling the property to an unaffiliated third party, or September 2000.

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

GENERAL OVERVIEW

The Company has grown by increasing rent at its existing centers, expanding its existing centers, developing new centers and acquiring and redeveloping centers. The Company operated 19 manufacturers' outlet centers at June 30, 1998 and 1997. The Company's operating gross leasable area (GLA) at June 30, 1998, increased 16.5% to 4.6 million square feet from 4.0 million square feet at June 30, 1997. Net GLA added since July 1, 1997 is detailed as follows:

                                                     12 mos ended           6 mos ended            6 mos ended
                                                       June 30,               June 30,              December 31,
                                                         1998                   1998                   1997
                                                     ----------------       ----------------       ---------------
GLA added (in 000's):
NEW CENTER OPENED:
Wrentham Village............................             227                    -                      227
                                                     ------------           ------------           ------------
TOTAL NEW CENTERS                                        227                    -                      227

CENTERS EXPANDED:
Woodbury Common.............................             217                    217                      -
Wrentham Village............................             126                    126                      -
Folsom Premium Outlets......................              19                     19                      -
Desert Hills................................              32                      6                     26
Camarillo Premium Outlets...................              85                     -                      85
Liberty Village.............................              14                     -                      14
Other (net).................................             (15)                   (15)                     -
                                                       ------------           ------------           ------------
TOTAL CENTERS EXPANDED......................             478                    353                    125

CENTER HELD FOR SALE:
Solvang Designer Outlets....................             (52)                   (52)                     -
                                                       ------------           ------------           ------------
Net GLA added during the period.............             653                    301                    352
GLA at end of period........................           4,609                  4,609                  4,308

-----------------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998 TO THE THREE MONTHS ENDED JUNE 30, 1997.

Net income before minority interest decreased $3.5 million to $3.6 million for the three months ended June 30, 1998 from $7.1 million for the three months ended June 30, 1997. Increases in revenues were more than offset by the loss on write-down of asset and increases in depreciation and amortization.

Base rentals increased $3.5 million, or 20.4%, to $20.8 million for the three months ended June 30, 1998 from $17.3 million for the three months ended June 30, 1997 due to expansions, a new center opened, and higher average rents on new leases and renewals.

Percentage rents increased $0.1 million to $1.9 million for the three months ended June 30, 1998, from $1.8 million for the three months ended June 30, 1997. The increase was primarily due to the opening of one new center.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $1.4 million, or 20.8%, to $8.5 million for the three months ended June 30, 1998 from $7.1 million for the three months ended June 30, 1997, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses was 90.6% in the second quarter of 1998, compared to 92.5% in the second quarter of 1997.

Other income increased $0.3 million to $0.8 million for the three months ended June 30, 1998, from $0.5 million for the three months ended June 30, 1997. The increase is primarily due to an outparcel sale at one of the operating centers.

Interest in excess of amounts capitalized increased $0.3 million to $4.7 million for the three months ended June 30, 1998 from $4.4 million for the three months ended June 30, 1997 primarily due to higher debt balances from increased GLA in operation.

Operating and maintenance expenses increased $1.8 million, or 23.2%, to $9.4 million for the three months ended June 30, 1998 from $7.6 million for the three months ended June 30, 1997. The increase was primarily due to costs related to expansions and a new center.

Depreciation and amortization expense increased $1.6 million, or 25.3%, to $7.8 million for the three months ended June 30, 1998 from $6.2 million for the three months ended June 30, 1997. The increase was primarily related to expansions and a new center.

General and administrative expenses increased $0.2 million to $1.0 million for the three months ended June 30, 1998 from $0.8 million for the three months ended June 30, 1997 primarily due to increased personnel and overhead costs.

The loss on write-down of asset of $4.9 million for the three months ended June 30, 1998 is the result of valuing a center held for sale at its estimated fair value.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 TO THE SIX MONTHS ENDED JUNE 30, 1997.

Net income before minority interest decreased $1.9 million to $11.6 million for the six months ended June 30, 1998, from $13.5 million for the six months ended June 30, 1997. Increases in revenues were more than offset by the loss on write-down of asset, higher interest expense and increases in depreciation and amortization.

Base rentals increased $7.3 million, or 22.0%, to $40.1 million for the six months ended June 30, 1998, from $32.8 million for the six months ended June 30, 1997, due to expansions, a new center opening, an acquisition and higher average rents on new leases and renewals.

Percentage rents increased $0.6 million to $3.7 million for the six months ended June 30, 1998 from $3.1 million for the six months ended June 30, 1997. The increase was primarily due to the opening of one new center, expansions of existing centers and increases in tenants contributing percentage rents.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $2.9 million, or 23.4%, to $15.3 million for the six months ended June 30, 1998 from $12.4 million for the six months ended June 30, 1997, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses was 90.2% in 1998 compared to 91.9% in 1997.

Other income increased $0.5 million to $1.4 million for the six months ended June 30, 1998 from $0.9 million for the six months ended June 30, 1997 primarily as a result of outparcel sales at two of the operating centers.

Interest in excess of amounts capitalized increased $1.2 million to $8.8 million for the six months ended June 30, 1998 from $7.6 million for the six months ended June 30, 1997 primarily due to higher debt balances from increased GLA in operation.

Operating and maintenance expenses increased $3.5 million, or 25.7%, to $17.0 million for the six months ended June 30, 1998 from $13.5 million for the six months ended June 30, 1997. The increase was primarily due to costs related to expansions, a new center and a center acquired.

Depreciation and amortization expense increased $3.1 million, or 25.6%, to $15.0 million for the six months ended June 30, 1998 from $11.9 million for the six months ended June 30, 1997. The increase was primarily related to expansions, a new center and a center acquired.

General and administrative expenses increased $0.4 million to $1.9 million for the six months ended June 30, 1998 from $1.5 million for the six months ended June 30, 1997. The increase was primarily due to increased personnel and overhead costs.

The loss on write-down of asset of $4.9 million for the six months ended June 30, 1998 is from valuing a center held for sale at its estimated fair value.

Other expenses remained stable at $1.2 million in 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes it has adequate financial resources to fund operating expenses, distributions, and planned development and construction activities. Operating cash flow during 1998 is expected to increase with a full year of operations of the 698,000 square feet of GLA added during 1997, including the opening of Wrentham Village Premium Outlets in October 1997, and expansions and one new center scheduled to open in 1998, subject to market demand. In addition, at June 30, 1998 the Company had $126.0 million available under its Senior Credit Facility, access to the public markets through shelf registrations covering $200 million of equity and $175 million of debt, and cash equivalents of $8.3 million.

Operating cash flow is expected to provide sufficient funds for dividends and distributions in accordance with REIT federal income tax requirements. In addition, the Company anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its centers.

Distributions declared and recorded during the six months ended June 30, 1998 were $26.0 million, or $0.69 per share or unit. The Company's dividend payout ratio as a percentage of net income before minority interest, loss on write-down of asset and depreciation and amortization, exclusive of amortization of deferred financing costs, ("FFO") was 90.4% during the six months ended June 30, 1998. The Senior Credit Facility limits aggregate dividends and distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

On March 30, 1998, the Company replaced its two unsecured bank revolving lines of credit, totaling $150 million (the "Credit Facilities"), with a new $160 million senior unsecured bank line of credit (the "Senior Credit Facility"). The Senior Credit Facility expires on March 30, 2001 and bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (6.74% at June 30, 1998) or the prime rate, at the Company's option. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. The lenders have an option to extend the facility annually on a rolling three year basis.

At June 30, 1998, the Company had approximately 410,000 square feet of new GLA under construction and scheduled for completion in 1998, including the 270,000 square foot first phase of Leesburg Corner Premium Outlets (Leesburg, Virginia), a new center serving the greater Washington D.C. market; the 50,000 square foot balance of a 270,000 square foot expansion of Woodbury Common Premium Outlets (Central Valley, New York); and expansions of 45,000 square feet at Camarillo Premium Outlets (Camarillo, California), 30,000 square feet at North Georgia Premium Outlets (Dawsonville, Georgia) and 15,000 square feet at Columbia Gorge Factory Stores (Troutdale, Oregon). These projects are in various stages of development and there can be no assurance that any of these projects will be completed or opened, or that there will not be delays in the opening or completion of any of them. The Company anticipates development and construction costs of $120 million to $145 million annually.

Entitlement work has been completed and construction is expected to begin in August on the 430,000 square foot first phase of Houston Premium Outlets (Houston, Texas), with completion scheduled for the second half of 1999. Additionally, the Company announced earlier this year the development of Orlando Premium Outlets, a 440,000 square foot center to be located on Interstate 4 midway between Walt Disney World/EPCOT and Sea World in Orlando, Florida, preliminarily scheduled to open in early 2000. The Houston and Orlando centers are expected to be the first two joint venture projects to be part of Chelsea's strategic alliance with Simon DeBartolo Group, Inc. ("Simon").

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

It is the Company's policy to limit its borrowings to less than 40% of total market capitalization (defined as the value of outstanding shares of common stock on a fully diluted basis including conversion of partnership units to common stock, plus the liquidation preference value of the Company's preferred stock, plus total debt). Applying a June 30, 1998 closing price of $40.00 per common share plus a liquidation preference of $50.00 per preferred share, the Company's ratio of debt to total market capitalization was approximately 29%.

Net cash provided by operating activities was $37.5 million and $28.8 million for the six months ended June 30, 1998 and 1997, respectively. The increase was primarily due to the growth of the Company's GLA to 4.6 million square feet in 1998 from 4.0 million square feet in 1997 and increases in accrued interest on debt borrowings. Net cash used in investing activities decreased $66.6 million for the six months ended June 30, 1998 compared to the corresponding 1997 period, primarily as a result of the Waikele Factory Outlets acquisition in March 1997. At June 30, 1998, net cash provided by financing activities decreased $74.0 million primarily due to the sale of common stock to Simon in the second quarter of 1997, borrowings for the Waikele Factory Outlets acquisition in the first quarter of 1997, offset by borrowings for 1998 construction.

YEAR 2000 COMPLIANCE

The Company has determined that it will need to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff and outside consultants. The team's activities are designed to ensure that there are no adverse effects on the Company's core business operations and that transactions with customers, suppliers, and financial institutions are fully supported. The Company is well under way with these efforts, which are scheduled to be completed by the end of 1998. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operations or financial position.

FUNDS FROM OPERATIONS

Management believes that funds from operations ("FFO") should be considered in conjunction with net income, as presented in the statements of operations included elsewhere herein, to facilitate a clear understanding of the operating results of the Company. Management considers FFO an appropriate measure of performance for an equity real estate investment trust. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), is net income applicable to common shareholders (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales or write-downs of property, exclusive of outparcel sales, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. FFO does not represent net income or cash flow from operations as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indicator of operating performance or to cash from operations, and is not necessarily indicative of cash flow available to fund cash needs.

                                                                     Three Months Ended               Six Months Ended
                                                                        June 30,                          June 30,
                                                                  1998               1997               1998            1997
                                                              ----------------   ----------------   -------------   --------------

  Net income to common shareholders....................          $2,112             $5,613             $7,794          $10,753
  Add back:
  Depreciation and amortization (1)....................           7,755              6,136              15,033          11,856
  Amortization of deferred financing costs and
    depreciation of non-real estate assets.............            (329)              (401)               (729)           (736)
  Loss on write-down of asset.........................            4,894                 -                4,894              -
  Minority interest in the Operating Partnership (1)..              470              1,372               1,740           2,669
                                                             ----------------   ----------------   ----------------   -------------
  FFO.................................................          $14,902            $12,720             $28,732         $24,542
                                                             ================   ================   ================   =============
---------------------------------------
(1) Excludes depreciation and minority interest attributed to a third-party limited partner's interest in a partnership for 1997.

                            CHELSEA GCA REALTY, INC.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held an annual meeting of stockholders on June 11, 1998, at which the following matters were voted upon:

      1.   Election of one director.
      2.   Approval of the 1998 Employee Stock Purchase Plan.
      3.   Approval of the Long Term Incentive Plan.
      4. Approval of appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 1998.

The results of the meeting were as follows:

                                                                      WITHHELD
                                                                      FROM ALL
                       FOR               AGAINST          ABSTAIN     NOMINEES

Proposal 1          12,232,855                                        327,718

Proposal 2          12,291,352           218,800          50,421

Proposal 3          12,149,857           342,566          68,150

Proposal 4          12,521,683            12,861          26,029


Messrs. David C. Bloom, William D. Bloom, Robert Frommer, Barry M. Ginsburg, Reuben S. Leibowitz and Philip D. Kaltenbacher continued as directors after the meeting.

                            CHELSEA GCA REALTY, INC.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CHELSEA GCA REALTY, INC.


                                    By: /S/ LESLIE T. CHAO
                                       -----------------------
                                        Leslie T. Chao
                                        President and Chief Financial Officer

Date:  August 10, 1998