Form 10-Q
period 1998-09-30
CHELSEA GCA REALTY INC
filed 1998-11-13
CIK 911215

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from ___ to ___.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No __.

The number of shares outstanding of the registrant's common stock, $0.01 par value was 15,539,403 at November 10, 1998.

                            CHELSEA GCA REALTY, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)                                  Page

         Condensed Consolidated Balance Sheets
               as of September 30, 1998
               and December 31, 1997                                          3

         Condensed Consolidated Statements of Income
               for the three and nine months ended
               September 30, 1998 and 1997                                    4

         Condensed Consolidated Statements of Cash Flows
               for the nine months ended
               September 30, 1998 and 1997                                    5

         Notes to Condensed Consolidated Financial Statements                 6

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     10

Signatures                                                                   16

ITEM 1.  FINANCIAL STATEMENTS
                            CHELSEA GCA REALTY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             SEPTEMBER 30,       December 31,
                                                 1998                1997
                                           ----------------    ----------------
                                             (Unaudited)
ASSETS
Rental properties:
     Land                                     $109,634             $112,470
     Depreciable property                      674,290              596,463
                                           ----------------    ----------------
Total rental property                          783,924              708,933
Accumulated depreciation                       (99,381)             (80,244)
                                           ----------------    ----------------
Rental properties, net                         684,543              628,689
Cash and equivalents                            12,343               14,538
Notes receivable-related parties                 4,781                4,781
Deferred costs, net                             16,229               17,276
Property held for sale                           5,650                    -
Other assets                                    29,788               22,745
                                           ----------------    ----------------
TOTAL ASSETS                                  $753,334            $ 688,029
                                           ================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Unsecured bank debt                        $  73,035            $   5,035
  7.75% Unsecured Notes due 2001                99,804               99,743
  Remarketed Floating Rate Reset Notes
    due 2001                                    60,000               60,000
  7.25% Unsecured Notes due 2007               124,705              124,681
  Construction payables                         15,951               17,810
  Accounts payable and accrued expenses         16,395               14,442
  Obligation under capital lease                 9,641                9,729
  Accrued dividend and distribution
    payable                                     13,956                3,276
  Other liabilities                              9,131                7,390
                                           ----------------    ----------------
TOTAL LIABILITIES                              422,618              342,106

Commitments and contingencies

Minority interest                               44,653               48,253

Stockholders' equity:
  8.375% series A cumulative redeemable
  preferred stock, $0.01 par value,
  authorized 1,000 shares, issued and
  outstanding 1,000 shares in 1998 and
  1997 (aggregate liquidation
  preference $50,000)                               10                   10
  Common stock, $0.01 par value,
  authorized 50,000 shares,
  issued and outstanding 15,481 in 1998
  and 15,353 in 1997                               154                  154
     Paid-in-capital                           335,633              331,226
     Distributions in excess of net income     (49,734)             (33,720)
                                           ----------------    ----------------
TOTAL STOCKHOLDERS' EQUITY                     286,063              297,670
                                           ----------------    ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 753,334            $ 688,029
                                           ================    ================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                            CHELSEA GCA REALTY, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   THREE MONTHS                   NINE MONTHS
                                                 ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,

                                                1998            1997           1998            1997
                                            ------------    ------------   -------------   ------------
Revenues:
   Base rent                                  $22,561          $18,096        $62,642        $50,945
   Percentage rent                              3,410            2,694          7,147          5,776
   Expense reimbursements                       8,414            7,215         23,743         19,641
   Other income                                   536              817          1,963          1,746
                                            ------------    ------------   -------------   ------------
TOTAL REVENUES                                 34,921           28,822         95,495         78,108
                                            ------------    ------------   -------------   ------------

EXPENSES:
   Interest                                     5,097            3,785         13,930         11,343
   Operating and maintenance                    9,032            7,876         26,034         21,403
   Depreciation and amortization                8,351            6,143         23,384         18,111
   General and administrative                   1,171            1,019          3,060          2,489
   Loss on writedown of asset                       -                -          4,894              -
   Other                                          321              619          1,616          1,833
                                            ------------    ------------   -------------   ------------
TOTAL EXPENSES                                 23,972           19,442         72,918         55,179
                                            ------------    ------------   -------------   ------------

INCOME BEFORE MINORITY INTEREST                10,949            9,380         22,577         22,929

Minority interest                              (1,798)          (1,722)        (3,538)        (4,518)
                                            ------------    ------------   -------------   ------------

NET INCOME                                      9,151            7,658         19,039         18,411

Preferred dividend requirement                 (1,047)               -         (3,141)             -
                                            ------------    ------------   -------------   ------------

NET INCOME TO COMMON SHAREHOLDERS              $8,104           $7,658        $15,898        $18,411
                                            ============    ============   =============   ============

BASIC:
Net income per common share                     $0.52            $0.50          $1.03          $1.28
Weighted average common shares outstanding     15,468           15,261         15,409         14,355

DILUTED:
Net income per common share                     $0.52            $0.49          $1.02          $1.26
Weighted average common shares outstanding     15,687           15,535         15,661         14,611


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                            CHELSEA GCA REALTY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                   1998                1997
                                               -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                       $19,039             $18,411

Adjustments to reconcile net income
 to net cash provided by operating
 activities:
    Depreciation and amortization                 23,384              18,111
    Minority interest in net income                3,538               4,518
    Writedown of asset                             4,894                   -
    Amortization of debt discount                     85                  54
    Additions to deferred lease costs             (1,570)             (4,928)
    Other operating activities                       155                  53
    Changes in assets and liabilities:
      Straight line rent receivable               (1,432)             (1,144)
      Other assets                                 3,902               5,391
      Accounts payable and accrued expenses        2,246                (770)
                                               -------------       ------------
Net cash provided by operating activities         54,241              39,696
                                               -------------       ------------

Cash flows used in investing activities
Additions to and acquisitions of
  rental properties                              (86,521)           (153,416)
Additions to deferred development costs           (1,424)             (1,060)
Additions to joint venture investments            (8,153)                  -
                                               -------------       ------------
Net cash used in investing activities            (96,098)            (154,476)
                                               -------------       ------------

Cash flows from financing activities
Net proceeds from sale of common stock             4,428               51,976
Distributions                                    (31,475)             (26,459)
Debt proceeds                                     72,000              137,035
Repayments of debt                                (4,000)             (50,000)
Additions to deferred financing costs             (1,234)                (536)
Other financing activities                           (57)                (113)
                                               -------------       ------------
Net cash provided by financing activities         39,662              111,903
                                               -------------       ------------

Net decrease in cash and equivalents              (2,195)              (2,877)
Cash and equivalents, beginning of period         14,538               13,886
                                               -------------       ------------
Cash and equivalents, end of period              $12,343              $11,009
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

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                            CHELSEA GCA REALTY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Chelsea GCA Realty, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT"). The Company is the managing general partner of Chelsea GCA Realty Partnership, L.P. (the "Operating Partnership" or "OP"), an operating partnership which at September 30, 1998 owned and provided development, leasing, marketing and management services for 19 upscale and fashion-oriented manufacturers' outlet centers (the "Properties") containing approximately 4.7 million square feet of gross leasable area ("GLA"). The Properties are located near large metropolitan areas including New York City, Los Angeles, San Francisco, Sacramento, Boston, Atlanta, Portland (Oregon), Kansas City and Cleveland, or at or near tourist destinations including Honolulu, the Napa Valley, Palm Springs and the Monterey Peninsula. The Company also has a number of properties under development and expansion.

All of the Company's assets are held by, and all of its operations conducted through, the Operating Partnership. Due to the Company's ability, as the sole general partner, to exercise both financial and operational control over the Operating Partnership, it is consolidated in the accompanying financial statements. All intercompany transactions have been eliminated in consolidation.

Ownership of the Operating Partnership as of September 30, 1998 was as follows:

        Company                 81.9%           15,481,000   units
        Unitholders             18.1%            3,431,000   units
                            ------------      --------------
              TOTAL            100.0%           18,912,000


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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

2.    WAIKELE ACQUISITION

Pursuant to a Subscription Agreement dated as of March 31, 1997, the Company acquired Waikele Factory Outlets, a manufacturers' outlet shopping center located in Hawaii. The consideration paid by the Company consisted of the assumption of $70.7 million of indebtedness outstanding with respect to the property (which indebtedness was repaid in full by the Company immediately after the closing) and the issuance of special partnership units in the Operating Partnership, having a fair market value of $0.5 million. Immediately after the closing, a special cash distribution of $5.0 million was paid on the special units. The cash used by the Company in the transaction was obtained through borrowings under the Credit Facilities. Waikele was not included in the Company's operating results for the first quarter of 1997.

3.    PROPERTY HELD FOR SALE

During the second quarter of 1998, the Company began plans to sell Solvang Designer Outlets in Solvang, California for $6.0 million less estimated selling costs of $0.4 million. The Company anticipates closing of a sale during early 1999. Solvang had a book value of $10.5 million, resulting in a $4.9 million writedown of the asset in the second quarter. For the nine months ended September 30, 1998, Solvang accounted for less than 1% of the Company's revenues and net operating income.

4.    DEBT

On March 30, 1998, the Operating Partnership replaced its two unsecured bank revolving lines of credit, totaling $150 million (the "Credit Facilities"), with a new $160 million senior unsecured bank line of credit (the "Senior Credit Facility"). The Senior Credit Facility expires on March 30, 2001 and bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (6.49% at September 30, 1998) or the prime rate, at the OP's option. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. The lenders have an option to extend the facility annually on a rolling three-year basis. At September 30, 1998, $92 million was available under the Senior Credit Facility.

Also on March 30, 1998, the OP entered into a $5 million term loan (the "Term Loan") which carries the same interest rate and maturity as the Senior Credit Facility.

In January 1996, the OP completed a $100 million public offering of 7.75% unsecured term notes due January 2001 (the "7.75% Notes"), which are guaranteed by the Company. The five-year non-callable 7.75% Notes were priced at a discount of 99.592 to yield 7.85% to investors. Net proceeds from the offering were used to pay down substantially all of the borrowings under the OP's secured line of credit. The carrying amount of the 7.75% Notes approximates their fair value.

In October 1996, the OP completed a $100 million offering of Remarketed Floating Rate Reset Notes (the "Reset Notes"), which are guaranteed by the Company. The interest rate resets quarterly and was equal to LIBOR plus 75 basis points during the first year. In October 1997, the interest rate spread was reduced to LIBOR plus 48 basis points (6.17% at September 30, 1998). The spread and the spread period for subsequent periods will be adjusted in whole or part at the end of each year, pursuant to an agreement with the underwriters. Net proceeds from the offering were used to repay all of the then borrowings under the Credit Facilities and for working capital. In October 1997, the OP redeemed $40 million of Reset Notes. In October 1998, due to adverse conditions in the debt markets, the Company elected to redeem the remaining $60 million of Reset Notes using borrowings under the Senior Credit Facility.

In November 1998, the OP obtained a $60 million term loan which expires April 2000 and bears interest on the outstanding balance at a rate equal to LIBOR plus 1.40%. Proceeds from the loan were used to pay down borrowings under the Senior Credit Facility.

In October 1997, the OP completed a $125 million public offering of 7.25% unsecured term notes due October 2007 (the "7.25% Notes"). The 7.25% Notes were priced to yield 7.29% to investors, 120 basis points over the 10-year U.S. Treasury rate. Net proceeds from the offering were used to repay substantially all borrowings under the Credit Facilities, redeem $40 million of Reset Notes and for general corporate purposes. The carrying amount of the 7.25% Notes approximates their fair value.

Interest and loan costs of approximately $4.5 million and $3.5 million were capitalized as development costs during the nine months ended September 30, 1998 and 1997, respectively.

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

6.    DIVIDENDS

On September 15, 1998, the Board of Directors of the Company declared a $0.69 per share dividend to shareholders of record on September 30, 1998. The dividend, totaling $10.7 million, was paid on October 19, 1998. The Operating Partnership simultaneously paid a $0.69 per unit cash distribution, totaling $2.4 million, to its unitholders.

7.    INCOME TAXES

The Company is taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, and generally will not be subject to federal income tax to the extent it distributes at least 95% of its REIT taxable income to its stockholders and meets certain other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed taxable income. At September 30, 1998 and 1997, the Company was in compliance with all REIT requirements and was not subject to federal income taxes.

8.    NET INCOME PER COMMON SHARE

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock of 0.2 million for the three months ended September 30, 1998 and 0.3 million for the nine months ended September 30, 1998 and the three and nine months ended September 30, 1997.

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

10.   RELATED PARTY INFORMATION

In September 1995, the Company transferred property with a book value of $4.8 million to its former President (a current unitholder) in exchange for a $4.0 million note secured by units in the Operating Partnership (the "Secured Note") and a $0.8 million unsecured note receivable (the "Unsecured Note"). The Secured Note bears interest at a rate of LIBOR plus 250 basis points per annum (8.19% at September 30, 1998), payable monthly, and is due upon the earlier of the maker obtaining permanent financing on the property, the Company repurchasing the property under an option agreement, the maker selling the property to an unaffiliated third party, or January 1999. The Unsecured Note bears interest at a rate of 8.0% per annum and is due upon the earlier of the Company repurchasing the property under an option agreement, the maker selling the property to an unaffiliated third party, or September 2000.

11.   SUBSEQUENT EVENTS

In October 1998, the Company signed a definitive agreement to terminate the development of Houston Premium Outlets, a joint venture project with Simon Property Group, Inc. Under the terms of the agreement, the Company will receive payments totaling $21.4 million from The Mills Corporation, to be made over four years, as well as immediate reimbursement for its share of land costs, development costs and fees related to the project. The Company has withdrawn from the Houston development partnership and agreed to certain restrictions on competing in the Houston market through the year 2002.

In November 1998, the Company made a $1 million loan convertible to equity as a minority partner in an entity developing a 155,000 square foot outlet center at Disneyland-Paris in France. Construction is expected to commence within the next month with opening scheduled for late 2000. In addition, the Company has entered into a limited guarantee agreement with the construction lenders to guarantee debt service shortfalls up to a maximum of $10 million beginning in May 2001 for a period of 18 months. The guarantee will decline each year after the first 18 months to approximately $2 million in 2004. The guarantee will be released upon achievement of 1.0x debt service coverage for a period of 12 consecutive months after opening.

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

GENERAL OVERVIEW

The Company has grown by increasing rent at its existing centers, expanding its existing centers, developing new centers and acquiring and redeveloping centers. The Company operated 19 manufacturers' outlet centers at September 30, 1998 and 1997. The Company's operating gross leasable area (GLA) at September 30, 1998, increased 15.8% to 4.7 million square feet from 4.1 million square feet at September 30, 1997. Net GLA added since October 1, 1997 is detailed as follows:

                                12 mos ended       9 mos ended      3 mos ended
                                September 30,     September 30,     December 31,
                                    1998              1998              1997
                                ------------      ------------      ------------
GLA added (in 000's):
NEW CENTER OPENED:
    Wrentham Village                 227                 -              227
                                ------------      ------------      ------------
TOTAL NEW CENTERS                    227                 -              227

CENTERS EXPANDED:
    Woodbury Common                  268               268                -
    Wrentham Village                 126               126                -
    Camarillo Premium Outlets         45                45                -
    Folsom Premium Outlets            19                19                -
    Desert Hills                      24                 6               18
    Other (net)                      (14)              (15)               1
                                ------------      ------------      ------------
TOTAL CENTERS EXPANDED               468               449               19

CENTER HELD FOR SALE:
    Solvang Designer Outlets         (52)              (52)               -
                                ------------      ------------      ------------

Net GLA added during the period      643               397              246

GLA at end of period               4,705             4,705            4,308


-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

Net income before minority interest increased $1.5 million to $10.9 million for the three months ended September 30, 1998 from $9.4 million for the three months ended September 30, 1997. Increases in revenues were offset by increases in depreciation and amortization and interest.

Base rentals increased $4.5 million, or 24.7%, to $22.6 million for the three months ended September 30, 1998 from $18.1 million for the three months ended September 30, 1997 due to expansions, a new center opened, and higher average rents on new leases and renewals.

Percentage rents increased $0.7 million to $3.4 million for the three months ended September 30, 1998, from $2.7 million for the three months ended September 30, 1997. The increase was primarily due to the opening of one new center and increases in tenants contributing percentage rents.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $1.2 million, or 16.6%, to $8.4 million for the three months ended September 30, 1998 from $7.2 million for the three months ended September 30, 1997, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses was 93.2% in the third quarter of 1998, compared to 91.6% in the third quarter of 1997.

Other income decreased $0.3 million to $0.5 million for the three months ended September 30, 1998, from $0.8 million for the three months ended September 30, 1997. The decrease is the result of an outparcel sale at one of the operating centers during the third quarter of 1997.

Interest in excess of amounts capitalized increased $1.3 million to $5.1 million for the three months ended September 30, 1998 from $3.8 million for the three months ended September 30, 1997 primarily due to higher debt balances from increased GLA in operation.

Operating and maintenance expenses increased $1.1 million, or 14.7%, to $9.0 million for the three months ended September 30, 1998 from $7.9 million for the three months ended September 30, 1997. The increase was primarily due to costs related to expansions and a new center.

Depreciation and amortization expense increased $2.2 million, or 35.9%, to $8.3 million for the three months ended September 30, 1998 from $6.1 million for the three months ended September 30, 1997. The increase was primarily related to expansions and a new center.

General and administrative expenses increased $0.2 million to $1.2 million for the three months ended September 30, 1998 from $1.0 million for the three months ended September 30, 1997 primarily due to increased personnel and overhead costs.

Other expenses decreased $0.3 million to $0.3 million for the three months ended September 30, 1998 from $0.6 million for the three months ended September 30, 1997. The decrease was primarily due to reduced legal fees and recoveries of bad debts previously written off.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

Net income before minority interest decreased $0.4 million to $22.6 million for the nine months ended September 30, 1998, from $23.0 million for the nine months ended September 30, 1997. Increases in revenues were more than offset by the loss on writedown of asset, higher interest expense and increases in depreciation and amortization.

Base rentals increased $11.6 million, or 23.0%, to $62.6 million for the nine months ended September 30, 1998, from $51.0 million for the nine months ended September 30, 1997, due to expansions, a new center opening, an acquisition and higher average rents on new leases and renewals.

Percentage rents increased $1.3 million to $7.1 million for the nine months ended September 30, 1998 from $5.8 million for the nine months ended September 30, 1997. The increase was primarily due to the opening of one new center, and increases in tenants contributing percentage rents.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $4.1 million, or 20.9%, to $23.7 million for the nine months ended September 30, 1998 from $19.6 million for the nine months ended September 30, 1997, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses was 91.2% in 1998 compared to 91.8% in 1997.

Other income increased $0.3 million to $2.0 million for the nine months ended September 30, 1998 from $1.7 million for the nine months ended September 30, 1997 primarily as a result of outparcel sales at two of the operating centers.

Interest in excess of amounts capitalized increased $2.6 million to $13.9 million for the nine months ended September 30, 1998 from $11.3 million for the nine months ended September 30, 1997 primarily due to higher debt balances from increased GLA in operation.

Operating and maintenance expenses increased $4.6 million, or 21.6%, to $26.0 million for the nine months ended September 30, 1998 from $21.4 million for the nine months ended September 30, 1997. The increase was primarily due to costs related to expansions, a new center and a center acquired.

Depreciation and amortization expense increased $5.3 million, or 29.1%, to $23.4 million for the nine months ended September 30, 1998 from $18.1 million for the nine months ended September 30, 1997. The increase was primarily related to expansions, a new center and a center acquired.

General and administrative expenses increased $0.6 million to $3.1 million for the nine months ended September 30, 1998 from $2.5 million for the nine months ended September 30, 1997. The increase was primarily due to increased personnel and overhead costs.

The loss on writedown of asset of $4.9 million for the nine months ended September 30, 1998 is from valuing a center held for sale at its estimated fair value.

Other expenses decreased $0.2 million or 11.8% to $1.6 million for the nine months ended September 30, 1998 from $1.8 million for the nine months ended September 30, 1997. The decrease was primarily due to recoveries of bad debts previously written off.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes it has adequate financial resources to fund operating expenses, distributions, and planned development and construction activities. Operating cash flow during 1998 is expected to increase with a full year of operations of the 698,000 square feet of GLA added during 1997, including the opening of Wrentham Village Premium Outlets in October 1997, and expansions and one new center opened in October 1998. In addition, at September 30, 1998 the Company and the OP had $92.0 million available under its Senior Credit Facility, access to the public markets through shelf registrations covering $200 million of equity and $175 million of debt, and cash equivalents of $12.3 million.

Operating cash flow is expected to provide sufficient funds for dividends and distributions in accordance with REIT federal income tax requirements. In addition, the Company anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its centers.

Distributions declared and recorded during the nine months ended September 30, 1998 were $39.0 million, or $2.07 per share or unit. The Company's dividend payout ratio as a percentage of net income before minority interest, loss on writedown of asset and depreciation and amortization, exclusive of amortization of deferred financing costs, ("FFO") was 83.7% during the nine months ended September 30, 1998. The Senior Credit Facility limits aggregate dividends and distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

On March 30, 1998, the OP replaced its two unsecured bank revolving lines of credit, totaling $150 million (the "Credit Facilities"), with a new $160 million senior unsecured bank line of credit (the "Senior Credit Facility"). The Senior Credit Facility expires on March 30, 2001 and bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (6.49% at September 30, 1998) or the prime rate, at the OP's option. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. The lenders have an option to extend the facility annually on a rolling three-year basis.

During the 1998 third quarter, the Company completed the remaining 50,000 square feet of a 270,000 square-foot expansion of Woodbury Common Premium Outlets (Central Valley, New York), its flagship center; and a 45,000 square-foot expansion of Camarillo Premium Outlets (Camarillo, California). In October 1998, the Company completed and opened the 270,000 square-foot first phase of Leesburg Corner Premium Outlets (Leesburg, Virginia), a new center serving the greater Washington, D.C. market, and expansions totaling 45,000 square feet at two other centers. Construction is under way on a 120,000 square-foot third phase of Wrentham Village, scheduled to open in mid-1999. The project is under development and there can be no assurance that it will be completed or opened, or that there will not be delays in the opening or completion. The Company anticipates total development and construction costs of $120 million to $140 million annually.

The Company announced in October 1998 that it sold its interest in and terminated the development of Houston Premium Outlets, a joint venture project with Simon Property Group, Inc. ("Simon"). Under the terms of the agreement, the Company will receive non-compete payments totaling $21.4 million from The Mills Corporation; $3 million was received at closing, and four annual installments of $4.6 million are to be received on each January 2, through 2002. The Company has also been reimbursed for its share of land costs, development costs and fees related to the project. The Company and Simon will continue their joint development of Orlando Premium Outlets ("OPO"), a 440,000 square-foot center to be located on Interstate 4 midway between Walt Disney World/EPCOT and Sea World in Orlando, Florida, currently scheduled to open in the first half of 2000. The joint venture is in the process of arranging a construction loan that is expected to fund the majority of costs to complete the OPO project.

In October 1998, due to adverse conditions in the debt markets, the Company elected to redeem the remaining $60 million of Reset Notes using borrowings under the Senior Credit Facility. In November 1998, the Company obtained a $60 million 18 month bank term loan bearing interest at LIBOR plus 1.40%. Loan proceeds were used to repay borrowings under the Senior Credit Facility. The bank term loan will provide the Company additional flexibility to access capital sources at appropriate times over the next 18 months.

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

It is the Company's policy to limit its borrowings to less than 40% of total market capitalization (defined as the value of outstanding shares of common stock on a fully diluted basis including conversion of partnership units to common stock, plus the liquidation preference value of the Company's preferred stock, plus total debt). Applying a September 30, 1998 closing price of $34.25 per common share plus a liquidation preference of $50.00 per preferred share, the Company's ratio of debt to total market capitalization was approximately 34%.

Net cash provided by operating activities was $54.2 million and $39.7 million for the nine months ended September 30, 1998 and 1997, respectively. The increase was primarily due to the growth of the Company's GLA to 4.7 million square feet in 1998 from 4.1 million square feet in 1997 and increases in accrued interest on debt borrowings. Net cash used in investing activities decreased $58.4 million for the nine months ended September 30, 1998 compared to the corresponding 1997 period, primarily as a result of the Waikele Factory Outlets acquisition in March 1997, offset by the investment in Houston in 1998. At September 30, 1998, net cash provided by financing activities decreased $72.2 million primarily due to the sale of common stock to Simon in the second quarter of 1997, borrowings for the Waikele Factory Outlets acquisition in the first quarter of 1997, offset by borrowings for 1998 construction.

YEAR 2000 COMPLIANCE

The year 2000 ("Y2K") issue refers generally to computer applications using only the last two digits to refer to a year rather than all four digits. As a result, these applications could fail or create erroneous results if they recognize "00" as the year 1900 rather than the year 2000. The Company has taken Y2K initiatives in three general areas which represent the areas that could have an impact on the Company: information technology systems, non-information technology systems and third-party issues. The following is a summary of these initiatives:

INFORMATION TECHNOLOGY: The Company has focused its efforts on the high-risk areas of the corporate office computer hardware, operating systems and software applications. The Company's assessment and testing of existing equipment revealed that its hardware, network operating systems and most of the software applications are Y2K compliant. The exception is the DOS-based accounting systems which were planned to be upgraded or replaced by the beginning of 1999 to make them compatible with Windows applications primarily used by the Company. During the third quarter of 1998, the Company installed a new Y2K compliant accounting system which is currently being tested with full conversion expected by January 1, 1999.

NON-INFORMATION TECHNOLOGY: Non-information technology consists mainly of facilities management systems such as telephone, utility and security systems for the corporate office and the outlet centers. The Company has reviewed the corporate facility management systems and made inquiry of the building owner/manager and concluded that the corporate office building systems including telephone, utilities, fire and security systems are Y2K compliant. The Company is in the process of identifying date sensitive systems and equipment including HVAC units, telephones, security systems and alarms, fire and flood warning systems and general office systems at its 20 outlet centers. Assessment and testing of these systems is about 50% complete and expected to be completed by December 31, 1998. Critical non-compliant systems will be replaced in early 1999. Based on preliminary assessment, the cost of replacement is not expected to be significant.

THIRD PARTIES: The Company has third-party relationships with approximately 350 tenants and 4,000 suppliers and contractors. Many of these third parties are publicly-traded corporations and subject to disclosure requirements. The Company has begun assessment of major third parties' Y2K readiness including tenants, key suppliers of outsourced services including stock transfer, debt servicing, banking collection and disbursement, payroll and benefits, while simultaneously responding to their inquiries regarding the Company's readiness. The majority of the Company's vendors are small suppliers that the Company believes can manually execute their business and are readily replaceable. Management also believes there is no material risk of being unable to procure necessary supplies and services. Third-party assessment is about 25% complete and expected to be completed by December 31, 1998. The Company also intends to monitor Y2K disclosures in SEC filings of publicly-owned third parties commencing with the current quarter filings.

COSTS: The accounting software upgrade and conversion is being executed under maintenance and support agreements with software vendors. The total cost of the accounting conversion is estimated at approximately $200,000 including the Y2K portion of the conversion that cannot be readily identified and is not material to the operating results or financial position of the Company.

The identification and remediation of systems at the outlet centers is being accomplished by in-house business systems personnel and outlet center general managers whose costs are recorded as normal operating expense. The assessment of third-party readiness is also being conducted by in-house personnel whose costs are recorded as normal operating expenses. The Company is not yet in a position to estimate the cost of third-party compliance issues, but has no reason to believe, based upon its evaluations to date, that such costs will exceed $100,000.

RISKS: The principal risks to the Company relating to the completion of its accounting software conversion is failure to correctly bill tenants by December 31, 1999 and to pay invoices when due. Management believes it has adequate resources, or could obtain the needed resources, to manually bill tenants and pay bills until the systems became operational.

The principal risks to the Company relating to non-information systems at the outlet centers are failure to identify time-sensitive systems and inability to find a suitable replacement system. The Company believes that adequate replacement components or new systems are available at reasonable prices and are in good supply. The Company also believes that adequate time and resources are available to remediate these areas as needed.

The principal risks to the Company in its relationships with third parties are the failure of third-party systems used to conduct business such as tenants being unable to stock stores with merchandise, use cash registers and pay invoices; banks being unable to process receipts and disbursements; vendors being unable to supply needed materials and services to the centers; and processing of outsourced employee payroll. Based on Y2K compliance work done to date, the Company has no reason to believe that key tenants, banks and suppliers will not be Y2K compliant in all material respects or can not be replaced within an acceptable timeframe. The Company will attempt to obtain compliance certification from suppliers of key services as soon as such certifications are available.

CONTINGENCY PLANS: The Company intends to deal with contingency planning during the first half of 1999 after the results of the above assessments are known.

The Company's description of its Y2K compliance issue is based upon information obtained by management through evaluations of internal business systems and from tenant and vendor compliance efforts. No assurance can be given that the Company will be able to address the Y2K issues for all its systems in a timely manner or that it will not encounter unexpected difficulties or significant expenses relating to adequately addressing the Y2K issue. If the Company or the major tenants or vendors with whom the Company does business fail to address their major Y2K issues, the Company's operating results or financial position could be materially adversely affected.

FUNDS FROM OPERATIONS

Management believes that funds from operations ("FFO") should be considered in conjunction with net income, as presented in the statements of operations included elsewhere herein, to facilitate a clear understanding of the operating results of the Company. Management considers FFO an appropriate measure of performance for an equity real estate investment trust. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), is net income applicable to common shareholders (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales or writedowns of property, exclusive of outparcel sales, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. FFO does not represent net income or cash flow from operations as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indicator of operating performance or to cash from operations, and is not necessarily indicative of cash flow available to fund cash needs.


                                                             Three Months Ended                   Nine Months Ended
                                                               September 30,                         September 30,

                                                          1998               1997               1998               1997
                                                    ----------------   ----------------   ----------------   ----------------
Net income to common shareholders                        $8,104             $7,658            $15,898            $18,411
Add back:
Depreciation and amortization (1)                         8,351              6,143             23,384             17,999
Amortization of deferred financing costs and
 depreciation of non-real estate assets                    (347)              (430)            (1,078)            (1,166)
Loss on writedown of asset                                    -                  -              4,894                  -
Minority interest in the Operating Partnership (1)        1,798              1,722              3,538              4,391
                                                    ----------------   ----------------   ----------------   ----------------
FFO                                                     $17,906            $15,093            $46,636            $39,635
                                                    ================   ================   ================   ================
      ---------------------------------------
(1)   Excludes depreciation and minority interest attributed to a third-party limited partner's interest in a partnership for the nine months ended
      September 30, 1997.



                            CHELSEA GCA REALTY, INC.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CHELSEA GCA REALTY, INC.


                                     By:  /S/   LESLIE T. CHAO
                                          --------------------
                                          Leslie T. Chao
                                          President and Chief Financial Officer

Date:  November 13, 1998