Form 10-K
period 1998-12-31
CHELSEA GCA REALTY INC
filed 1999-03-26
CIK 911215

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to ______________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Based on the closing sales price on March 8, 1999 of $30.00 per share the aggregate market value of the voting stock held by non-affiliates of the registrant was $466,505,190.

The number of shares outstanding of the registrant's common stock, $0.01 par value was 15,608,110 at March 8, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive Proxy Statement relating to its 1999 Annual Meeting of Shareholders are incorporated by reference into Part III as set forth herein.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

Chelsea GCA Realty, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") formed through the merger of The Chelsea Group ("Chelsea") and Ginsburg Craig Associates ("GCA"). The Company made its initial public offering of common stock on November 2, 1993 (the "IPO") and simultaneously became the managing general partner of Chelsea GCA Realty Partnership, L.P. (the "Operating Partnership" or "OP"), a partnership that owns, develops, redevelops, leases, markets and manages upscale and fashion-oriented manufacturers' outlet centers. At the end of 1998, the Company owned and operated 19 centers (the "Properties") with approximately 4.9 million square feet of gross leasable area ("GLA") in 11 states. At December 31, 1998, the Company had approximately 220,000 square feet of new GLA under construction, comprising the 120,000 square foot third phase of Wrentham Village Premium Outlets and the 100,000 square foot fourth phase of North Georgia Premium Outlets; these expansions are part of a total of approximately 400,000 square feet of new space scheduled for completion in 1999. Additionally, construction has commenced on Orlando Premium Outlets, a 430,000 square foot upscale outlet center located on Interstate 4, midway between Walt Disney World/Epcot and Sea World in Orlando Florida. Orlando Premium Outlets is a joint venture project between Chelsea and Simon Property Group. The Company's existing portfolio includes properties in or near New York City, Los Angeles, San Francisco, Sacramento, Boston, Portland (Oregon), Atlanta, Washington DC, Cleveland, Honolulu, Napa Valley, Palm Springs and the Monterey Peninsula.

The Company's executive offices are located at 103 Eisenhower Parkway, Roseland, New Jersey 07068 (telephone 973-228-6111). The Company was incorporated in Maryland on August 24, 1993.

The Company is taxed as a REIT under the provisions of the Internal Revenue Code. The Company generally will not be taxed at the corporate level on income it currently distributes to its shareholders, provided it distributes at least 95% of its taxable income each year.

RECENT DEVELOPMENTS

Between January 1, 1998 and December 31, 1998, the Company added 766,000 square feet of GLA to its portfolio as a result of a 270,000 square foot new center opening and seven expansions totaling 496,000 square feet, and reduced by 198,000 square feet of GLA related to two centers held for sale.

A summary of development, acquisition and expansion activity from January 1, 1998 through December 31, 1998 is contained below:


                                              Opening             GLA            Number
Property                                      Date(s)         (Sq. Ft.)         of Stores          Certain Tenants
                                          -----------------   --------------    ------------      ------------------
As of January 1, 1998                                         4,308,000          1,162

New center:

     Leesburg Corner.................        10/98              270,000             58            Banana Republic, Brooks
                                                                                                  Brothers, Donna Karan, Gap, Off
                                                                                                  5th-Saks Fifth Avenue
Expansions:
     Woodbury Common.................      2-11/98              268,000             69            Giorgio Armani, Hugo Boss, Last
                                                                                                  Call Neiman Marcus, Off 5th-Saks
                                                                                                  Fifth Avenue, Prada
     Wrentham Village................         5/98              126,000             33            Liz Claiborne, Nautica, Sony,
                                                                                                  Timberland
     Camarillo Premium Outlets.......         9/98               45,000             11            Black & Decker, Nike, Rockport
     North Georgia...................        10/98               31,000              7            Nautica, Polo Ralph Lauren,
                                                                                                  Tommy Hilfiger
     Folsom Premium Outlets..........         4/98               19,000              2            Gap, Liz Claiborne
     Other (net).....................                             7,000             (8)
                                                             --------------   ------------
       Total expansions..............                           496,000            114
                                                             --------------   ------------

Held for Sale:
     Lawrence Riverfront Plaza........                         (146,000)           (39)
     Solvang Designer Outlets.........                          (52,000)           (15)
                                                             --------------   ------------
       Total held for sale............                         (198,000)           (54)
                                                             --------------   ------------
As of December 31, 1998...............                        4,876,000          1,280
                                                             ==============   ============

The most recent newly developed or expanded centers are discussed below:

LEESBURG CORNER, LEESBURG, VIRGINIA. Leesburg Corner Premium Outlets, a 270,000 square foot center containing 58 stores, opened in October 1998 and is located outside Washington, DC. The populations within a 30-mile, 60-mile and 100-mile radius are approximately 2.4 million, 7.1 million and 9.8 million, respectively. Average household income within a 30-mile radius is approximately $78,000.

WOODBURY COMMON, CENTRAL VALLEY, NEW YORK. Woodbury Common Premium Outlets, an 841,000 square foot center containing 216 stores opened in November 1985. Expansions of 268,000, 19,000 and 85,000 square feet opened in 1998, 1995 and 1993, respectively. Woodbury Common is located approximately 50 miles north of New York City at the Harriman exit of the New York State Thruway. The populations within a 30-mile, 60-mile and 100-mile radius are approximately 2.4 million, 17.1 million and 25.0 million, respectively. Average household income within a 30-mile radius is approximately $70,000.

WRENTHAM VILLAGE, WRENTHAM, MASSACHUSETTS. Wrentham Village Premium Outlets, a 353,000 square foot center containing 90 stores, opened in two phases in October 1997 and May 1998. The center is located near the junction of interstates 95 and 495 between Boston and Providence. The populations within a 30-mile, 60-mile and 100-mile radius are approximately 3.9 million, 6.9 million and 10.3 million, respectively. Average household income within a 30-mile radius is approximately $52,000.

CAMARILLO, CAMARILLO, CALIFORNIA. Camarillo Premium Outlets, a 410,000 square foot center containing 114 stores, opened in six phases, from March 1995 through September 1998. The center is located 48 miles north of Los Angeles, about 55 miles south of Santa Barbara on Highway 101. The populations within a 30-mile, 60-mile and 100-mile radius are approximately 1.1 million, 8.3 million and 14.6 million, respectively. Average household income within a 30-mile radius is approximately $66,000.

NORTH GEORGIA, DAWSONVILLE, GEORGIA. North Georgia Premium Outlets, a 434,000 square foot center containing 110 stores, opened in three phases, in May 1996, May 1997 and October 1998. The center is located 40 miles north of Atlanta on Georgia State Highway 400 bordering Lake Lanier, at the gateway to the North Georgia mountains. The populations within a 30-mile, 60-mile and 100-mile radius are approximately 700,000, 3.6 million and 5.8 million, respectively. Average household income within a 30-mile radius is approximately $55,000.

FOLSOM, FOLSOM, CALIFORNIA. Folsom Premium Outlets, a 246,000 square foot center containing 68 stores opened in March 1990 and had expansions totaling 22,000 and 19,000 square feet in December 1996 and April 1998, respectively. The center is located approximately 20 miles east of Sacramento. The populations within a 30-mile, 60-mile and 100-mile radius are approximately 1.5 million, 2.8 million and 9.0 million, respectively. Average household income within a 30-mile radius is approximately $54,000.

The Company has started construction of approximately 220,000 square feet of new GLA scheduled for completion in 1999, including the 120,000 square foot third phase of Wrentham Village and the 100,000 square foot fourth phase of North Georgia Premium Outlets. These projects, and others, are in various stages of development and there can be no assurance they will be completed or opened, or that there will not be delays in opening or completion.

STRATEGIC ALLIANCE

In May 1997, the Company announced the formation of a strategic alliance with Simon Property Group, Inc. ("Simon") to develop and acquire high-end outlet centers with GLA of 500,000 square feet or more in the United States. The Company and Simon will be co-managing general partners, each with 50% ownership of the joint venture and any entities formed with respect to specific projects; the Company will have primary responsibility for the day-to-day activities of each project. In conjunction with the alliance, on June 16, 1997, the Company completed the sale of 1.4 million shares of common stock to Simon for an aggregate price of $50 million. Proceeds from the sale were used to repay borrowings under the Credit Facilities. Simon is one of the largest publicly traded real estate companies in North America as measured by market capitalization, and at March 1999 owns, has an interest in and/or manages approximately 166 million square feet of retail and mixed-use properties in 35 states.

The Company announced in October 1998 that it sold its interest in and terminated the development of Houston Premium Outlets, a joint venture project with Simon. Under the terms of the agreement, the Company will receive non-compete payments totaling $21.4 million from The Mills Corporation; $3.0 million was received at closing, and four annual installments of $4.6 million are to be received on each January 2, through 2002. The Company has also been reimbursed for its share of land costs, development costs and fees related to the project.

Construction has commenced on Orlando Premium Outlets ("OPO"), a 430,000 square foot 50/50 joint venture project between the Company and Simon. OPO is located on Interstate 4, midway between Walt Disney World/Epcot and Sea World in Orlando, Florida and is scheduled to open in the first half of 2000. The joint venture has entered into a $82.5 million construction loan agreement that is expected to fund approximately 75% of the cost of the project. The balance of costs will be funded equally by the Company and Simon.

ORGANIZATION OF THE COMPANY

The Company was organized to combine Chelsea and GCA, two leading outlet center development companies, into the Operating Partnership, providing for greater access to the public and private capital markets. All of the Company's assets are held by and all of its business activities conducted through the Operating Partnership. The Company is the sole general partner of the Operating Partnership (which owned 82.0% in the Operating Partnership as of December 31,
1998) and has full and complete control over the management of the Operating Partnership and each of the Properties.

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

STRONG TENANT RELATIONSHIPS. The Company maintains strong tenant relationships with high-fashion, upscale manufacturers that have a selective presence in the outlet industry, such as Ann Taylor, Brooks Brothers, Cole Haan, Donna Karan, Gap, Gucci, Joan & David, Jones New York, Nautica, Polo Ralph Lauren, Tommy Hilfiger and Versace, as well as with national brand-name manufacturers such as Phillips-Van Heusen (Bass, Izod, Gant, Van Heusen) and Sara Lee (Champion, Hanes, Coach Leather). The Company believes that its ability to draw from both groups is an important factor in providing broad customer appeal and higher tenant sales.

HIGH QUALITY PROPERTY PORTFOLIO. The Properties generated weighted average reported tenant sales during 1998 of $360 per square foot, the highest in the industry by a wide margin. As a result, the Company has been successful in attracting some of the world's most sought-after brand-name designers, manufacturers and retailers and each year has added new names to the outlet business and its centers. The Company believes that the quality of its centers gives it significant advantages in attracting customers and negotiating multi-lease transactions with tenants.

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

GROWTH STRATEGY

The Company seeks growth through increasing rents in its existing centers; developing new centers and expanding existing centers; and acquiring and re-developing centers.

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

DEVELOPING NEW CENTERS AND EXPANDING EXISTING CENTERS. The Company believes that there continue to be significant opportunities to develop manufacturers' outlet centers across the United States. The Company intends to undertake such development selectively, and believes that it will have a competitive advantage in doing so as a result of its development expertise, tenant relationships and access to capital. The Company expects that the development of new centers and the expansion of existing centers will continue to be a substantial part of its growth strategy. The Company believes that its development experience and strong tenant relationships enable it to determine site viability on a timely and cost-effective basis. However, there can be no assurance that any development or expansion projects will be commenced or completed as scheduled.

ACQUIRING AND REDEVELOPING CENTERS. The Company intends to selectively acquire individual properties and portfolios of properties that meet its strategic investment criteria as suitable opportunities arise. The Company believes that its extensive experience in the outlet center business, access to capital markets, familiarity with real estate markets and advanced management systems will allow it to evaluate and execute acquisitions competitively. Furthermore, management believes that the Company will be able to enhance the operation of acquired properties as a result of its (i) strong tenant relationships with both national and upscale fashion retailers; and (ii) development, marketing and management expertise as a full-service real estate organization. Additionally, the Company may be able to acquire properties on a tax-advantaged basis through the issuance of Operating Partnership units. However, there can be no assurance that any acquisitions will be consummated or, if consummated, will result in an advantageous return on investment for the Company.

INTERNATIONAL DEVELOPMENT. The Company has minority interests ranging from 5 to 15% in several outlet centers and outlet development projects in Europe. Two outlet centers, Bicester Village outside of London, England and La Roca Company Stores outside of Barcelona, Spain, are currently open and operated by Value Retail PLC and its affiliates. Three new European projects and expansions of the two existing centers are in various stages of development and are expected to open within the next two years. The Company's total investment in Europe as of March 1999 is approximately $3.5 million. The Company has also agreed to provide up to $22 million in limited debt service guarantees under a standby facility for loans arranged by Value Retail PLC to construct outlet centers in Europe. The term of the standby facility is three years and guarantees shall not be outstanding for longer than five years after project completion. As of March 1999, the Company has provided limited debt service guaranties of approximately $14 million for two projects.

During 1998, the Company entered into a memorandum of understanding (expiring in June 1999) with two partners to study the feasibility of developing new outlet centers in Japan. The partners are currently researching potential development sites and intend to organize a formal joint venture when viable projects are located and approved. The Company's current financial commitment is not material.

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

PROPERTY DESIGN AND MANAGEMENT. The Company believes that effective property design and management are significant factors in the success of its properties and works continually to maintain or enhance each center's physical plant, original architectural theme and high level of on-site services. Each property is designed to be compatible with its environment and is maintained to high standards of aesthetics, ambiance and cleanliness in order to promote longer visits and repeat visits by shoppers. Of the Company's 359 full-time and 94 part-time employees, 259 full-time and 92 part-time employees are involved in on-site maintenance, security, administration and marketing. Centers are generally managed by an on-site property manager with oversight from a regional operations manager.

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

On March 30, 1998, the OP replaced its two unsecured bank revolving lines of credit, totaling $150 million (the "Credit Facilities"), with a new $160 million senior unsecured bank line of credit (the "Senior Credit Facility"). The Senior Credit Facility expires on March 30, 2001 and bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (6.36% at December 31, 1998) or the prime rate, at the OP's option. The LIBOR rate spread ranges from 0.85% to 1.25% depending on the Company's Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. The lenders have an option to extend the facility annually for an additional year. At December 31, 1998, $74 million was available under the Senior Credit Facility.

Also on March 30, 1998, the OP entered into a $5 million term loan (the "Term Loan") which carries the same interest rate and maturity as the Senior Credit Facility.

In October 1998, due to adverse conditions in the debt markets, the Company elected to redeem the remaining $60 million of Remarketed Floating Rate Reset Notes (the "Reset Notes"), using borrowings under the Senior Credit Facility. In November 1998, the Company obtained a $60 million 18 month bank term loan bearing interest at LIBOR plus 1.40%. Loan proceeds were used to repay borrowings under the Senior Credit Facility. The bank term loan will provide the Company additional flexibility to access capital sources at appropriate times over the next 12 months.

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

COMPETITION

The Properties compete for retail consumer spending on the basis of the diverse mix of retail merchandising and value oriented pricing. Manufacturers' outlet centers have established a niche capitalizing on consumers' desire for value-priced goods. The Properties compete for customer spending with other outlet locations, traditional shopping malls, off-price retailers, and other retail distribution channels. The Company believes that the Properties are generally the leading manufacturers' outlet centers in each market. The Company carefully considers the degree of existing and planned competition in each proposed market before deciding to build a new center.

ENVIRONMENTAL MATTERS

The Company is not aware of any environmental liabilities relating to the Properties that would have a material impact on the Company's financial position and results of operations.

PERSONNEL

As of December 31, 1998, the Company had 359 full-time and 94 part-time employees. None of the employees are subject to any collective bargaining agreements, and the Company believes it has good relations with its employees.

ITEM 2.  PROPERTIES

The Properties are upscale, fashion-oriented manufacturers' outlet centers located near large metropolitan areas, including New York, Los Angeles, San Francisco, Boston, Washington DC, Atlanta, Sacramento, Portland (Oregon), and Cleveland, or at or near tourists destinations, including Honolulu, Napa Valley, Palm Springs and the Monterey Peninsula. The Properties were 99% leased as of December 31, 1998 and contained approximately 1,300 stores with approximately 360 different tenants. During 1998 and 1997, the Properties generated weighted average tenant sales of $360 per square foot. As of December 31, 1998, the Company had 19 operating outlet centers, excluding the two centers held for sale. Of the 19 operating centers, 18 are owned 100% in fee; and one, American Tin Cannery Premium Outlets, is held under a long-term lease. The Company manages all of its Properties.

Approximately 35% and 34% of the Company's revenues for the years ended December 31, 1998 and 1997, respectively, were derived from the Company's two centers with the highest revenues, Woodbury Common Premium Outlets and Desert Hills Premium Outlets. The loss of either center or a material decrease in revenues from either center for any reason may have a material adverse effect on the Company. In addition, approximately 34% and 38% of the Company's revenues for the years ended December 31, 1998 and 1997, respectively, were derived from the Company's centers in California.

The Company does not consider any single store lease to be material; no individual tenant, combining all of its store concepts, accounts for more than 6% of the Company's gross revenues or total GLA; and only one tenant occupies more than 5% of the Company's total GLA. In view of these statistics and the Company's past success in re-leasing available space, the Company believes the loss of any individual tenant would not have a significant effect on future operations.

Set forth in the table below is certain property information as of December 31,1998:

                                                  YEAR      GLA            NO. OF
NAME/LOCATION                                    OPENED     (SQ. FT.)      STORES           CERTAIN TENANTS
                                              -----------   ------------   -----------  -------------------------------------------

Woodbury Common..............................     1985        841,000        216          Brooks Brothers,  Calvin Klein, Coach
Central Valley, NY (New York City Metro area)                                             Leather, Gap, Gucci, Last Call Neiman
                                                                                          Marcus, Polo Ralph Lauren

Desert Hills.................................     1990        474,000        118          Burberry, Coach Leather, Giorgio Armani,
Cabazon, CA (Palm Springs-Los Angeles area)                                               Gucci, Nautica, Polo Ralph Lauren, Tommy
                                                                                          Hilfiger

North Georgia................................     1996        434,000        110          Brooks Brothers, Donna Karan, Gap,
Dawsonville, GA (Atlanta metro area)                                                      Nautica, Off 5th-Saks Fifth Avenue,
                                                                                          Williams-Sonoma

Camarillo Premium Outlets....................     1995        410,000        114          Ann Taylor, Barneys New York, Bose,
Camarillo, CA (Los Angeles metro area)                                                    Cole-Haan, Donna Karan, Jones NY, Off
                                                                                          5th-Saks Fifth Avenue

Wrentham Village.............................     1997        353,000         90          Brooks Brothers, Calvin Klein, Donna
Wrentham, MA (Boston/Providence metro area)                                               Karan, Gap, Polo Jeans Co., Sony,
                                                                                          Versace

Aurora Premium Outlets......................      1987        280,000         66          Ann Taylor, Bose, Brooks Brothers,
Aurora, OH (Cleveland metro area)                                                         Carters, Liz Claiborne, Off 5th-Saks
                                                                                          Fifth Avenue, Reebok

Clinton Crossing............................      1996        272,000         67          Coach Leather, Crate & Barrel, Donna
Clinton, CT (I-95/NY-New England corridor)                                                Karan, Gap, Off 5th-Saks Fifth Avenue,
                                                                                          Polo Ralph Lauren

Leesburg Corner.............................      1998        270,000         58          Banana Republic, Brooks Brothers, Gap,
Leesburg, VA (Washington DC area)                                                         Donna Karan, Off 5th-Saks Fifth Avenue

Folsom Premium Outlets......................      1990        246,000         68          Bass, Donna Karan, Gap, Liz Claiborne,
Folsom, CA (Sacramento metro area)                                                        Nike, Off 5th-Saks Fifth Avenue

Waikele Premium Outlets....................       1997(1)     214,000         52          Barneys New York, Bose, Donna Karan,
Waipahu, HI (Honolulu area)                                                               Guess, Polo Jeans Co., Off 5th-Saks Fifth
                                                                                          Avenue

Petaluma Village...........................       1994        196,000         51          Ann Taylor, Brooks Brothers, Donna Karan,
Petaluma, CA (San Francisco metro area)                                                   Off 5th-Saks Fifth Avenue, Reebok

Napa Premium Outlets.......................       1994        171,000         49          Cole-Haan, Dansk, Ellen Tracy, Esprit,
Napa, CA (Napa Valley)                                                                    J. Crew, Nautica, Timberland, TSE Cashmere

Liberty Village............................       1981        157,000         58          Calvin Klein, Donna  Karan, Ellen Tracy,
Flemington, NJ (New York-Phila. metro area)                                               Polo Ralph Lauren, Tommy Hilfiger

Columbia Gorge.............................       1991        164,000         44          Adidas, Carter's, Gap, Harry & David,
Troutdale, OR (Portland metro area)                                                       Mikasa

American Tin Cannery.......................       1987        135,000         48          Anne Klein, Carole Little, Joan & David,
Pacific Grove, CA (Monterey Peninsula)                                                    London Fog, Reebok, Rockport

Santa Fe Premium Outlets...................       1993        125,000         40          Brooks Brothers, Coach Leather, Dansk,
Santa Fe, NM                                                                              Donna Karan, Joan & David, London Fog

Patriot Plaza..............................       1986        76,000          11          Lenox, Polo Ralph Lauren, WestPoint
Williamsburg, VA (Norfolk-Richmond area)                                                  Stevens

Mammoth Premium Outlets....................       1990        35,000          11          Bass, Polo Ralph Lauren
Mammoth Lakes, CA (Yosemite National Park)

St. Helena Premium Outlets.................       1992        23,000           9          Brooks Brothers, Coach Leather, Donna
St. Helena, CA (Napa Valley)                                                              Karan, Joan & David
                                                          ------------   ---------
   Total................................                   4,876,000       1,280
                                                          ============   =========
(1)  Acquired in March 1997

The Company rents approximately 27,000 square feet of office space in its headquarters facility in Roseland, New Jersey and approximately 4,000 square feet of office space for its west coast regional office in Newport Beach, California.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the directors and executive officers of the
Company:

 NAME                           AGE                    POSITION
 ----                           ---                    --------
David C. Bloom.............     42        Chairman of the Board (term expires
                                          in 1999) and Chief Executive Officer
William D. Bloom............    36        Executive Vice President-Strategic
                                          Relationships and Director (term
                                          expires in 2000)
Brendan T. Byrne............    74        Director (term expires in 2001)
Robert Frommer..............    64        Director (term expires in 2000)
Barry M. Ginsburg...........    61        Vice Chairman and Director (term
                                          expires in 1999)
Philip D. Kaltenbacher......    61        Director (term expires in 1999)
Reuben S. Leibowitz.........    51        Director (term expires in 2000)
Leslie T. Chao..............    42        President
Thomas J. Davis.............    43        Chief Operating Officer
Bruce Zalaznick.............    42        Executive Vice President-Real Estate
Michael J. Clarke...........    45        Chief Financial Officer
Christina M. Casey..........    43        Vice President-Human Resources
Denise M. Elmer.............    42        Vice President, General Counsel and
                                          Secretary
Anthony J. Galvin...........    39        Vice President-Leasing
Eric K. Helstrom............    40        Vice President-Architecture and
                                          Construction
John R. Klein...............    40        Vice President-Acquisitions and
                                          Development
Gregory C. Link.............    49        Vice President-Operations
Michele Rothstein...........    40        Vice President-Marketing
Catherine A. Lassi..........    39        Treasurer
Sharon M. Vuskalns..........    35        Controller

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

ROBERT FROMMER, Director since 1993. For the past 38 years, Mr. Frommer has been responsible for developing major commercial, residential and mixed-use real estate projects throughout the US in such cities as New York, Philadelphia, Baltimore, Washington, DC, Chicago and Seattle. He has served as President of the Pebble Beach Co., the Ritz-Carlton Hotel of Chicago and currently is President of PG&E Properties of San Francisco. Mr. Frommer is a graduate of the Wharton School of the University of Pennsylvania, and received an LL.B. from Yale Law School.

BARRY M. GINSBURG, Vice Chairman and Director since 1993. Mr. Ginsburg was a founder and principal of GCA and its predecessor companies from 1986 to 1993. As Vice Chairman of the Company, he is involved in a range of activities including corporate strategy, investor relations, marketing, leasing and international development. From 1966 through 1985, he was employed by Dansk International Designs, Ltd. and was corporate Chief Operating Officer and Director from 1980 to 1985. Dansk operated a chain of 31 manufacturers' outlet stores. Mr. Ginsburg graduated from Colby College and received an MBA from Cornell University.

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

LESLIE T. CHAO, President since April 1997. As President of the Company, Mr. Chao oversees the corporate finance, legal, administrative, investor relations and human resources of the Company. He joined Chelsea in 1987 as Chief Financial Officer. Prior to joining Chelsea, he was a Vice President in the corporate finance/treasury area of Manufacturers Hanover Corporation (now The Chase Manhattan Corporation), a New York bank holding company. Mr. Chao graduated from Dartmouth College and received an MBA from Columbia Business School.

THOMAS J. DAVIS, Chief Operating Officer since April 1997. As Chief Operating Officer, Mr. Davis oversees the asset management activities of the Company including leasing, operations and marketing as well as development and construction. Mr. Davis joined Chelsea in 1996 as Executive Vice President-Asset Management. From 1988 to 1995, he held various senior positions at Phillips-Van Heusen Corporation, most recently as Vice President-Real Estate. Mr. Davis has twenty years of factory outlet industry experience and has served the industry in various trade association positions including Chairman of Manufacturers Idea Exchange as well as a board member of the Steering Committee for FOMA (Factory Outlet Marketing Association). Mr. Davis received the 1995 VALUE RETAIL NEWS Award of Excellence for individual achievement in the outlet industry.

BRUCE ZALAZNICK, Executive Vice President-Real Estate since 1996. Mr. Zalaznick joined the Company in 1994 as Vice President-Acquisitions responsible for the Company's site acquisition activities. In August 1996, Mr. Zalaznick was named Executive Vice President-Real Estate and is responsible for the site selection, development, design and construction activities of the Company. From 1990 to 1994, he was Senior Vice President-Site Acquisition at Prime Retail, Inc., a publicly traded REIT, and in that capacity was responsible for the acquisition and entitlement of approximately three million square feet of outlet space in ten states. Mr. Zalaznick graduated from Cornell University and received an MBA from the Wharton School at the University of Pennsylvania.

MICHAEL J. CLARKE, Chief Financial Officer since 1999. Since joining the Company in 1994, Mr. Clarke has held various senior level financial positions. As Chief Financial Officer, he is responsible for Chelsea's financial functions including treasury, accounting, budgeting, banking and rating agency relations. From 1985 to 1993, he held various senior positions at Prime Hospitality Corp., a NYSE-listed operator of hotels, most recently as Executive Vice President & Chief Financial Officer. Mr. Clarke graduated from Seton Hall University and is a certified public accountant.

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

DENISE M. ELMER, Vice President, General Counsel and Secretary since 1993. Ms. Elmer joined Chelsea as General Counsel in 1993. As Vice President, General Counsel and Secretary, she oversees the legal activities of the Company, including those related to property acquisition and development, leasing, finance and operations. From 1988 to 1993, she was an attorney in the New York law firm of Stadtmauer Bailkin Levine & Masur, where she specialized in commercial real estate law and became a partner in 1990. Ms. Elmer graduated from St. Lawrence University and received a JD from Duke University School of Law.

ANTHONY J. GALVIN, Vice President-Leasing since 1997. As Vice President-Leasing, Mr. Galvin is responsible for the management of the Company's leasing activities. From 1995 to 1997, he was Director of Real Estate for Coach, a division of Sara Lee Corporation. From 1987 to 1995 he held positions in both real estate and construction at Phillips-Van Heusen Corporation. Mr. Galvin has served the industry in various trade association positions including Chairperson of the Northeast Merchants Association and the Board of Directors of ORMA (Outlet Retail Merchants Association). Mr. Galvin is a graduate of Glassboro State College (now Rowan University), where he serves on the Executive Committee of the Alumni Advisory Council for the School of Business.

ERIC K. HELSTROM, Vice President-Architecture and Construction, since 1996. Mr. Helstrom joined the Company in 1995 as Director-Development and was named Vice President-Architecture and Construction in 1996. He oversees the design, engineering and construction activities of the Company. From 1987 to 1995, he held various positions including Director-Architecture/Construction with Alexander Haagen Properties, an AMEX-listed REIT. Mr. Helstrom graduated from California Polytechnic San Luis Obispo and received a Masters in Real Estate Development from the University of Southern California. Mr. Helstrom is a licensed architect and general contractor.

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

CATHERINE A. LASSI, Treasurer since 1997. Ms. Lassi joined Chelsea in 1987, became Controller in 1990 and Treasurer in January 1997. As Treasurer, she oversees budgeting, forecasting, contract administration, cash management, banking and lease accounting activities for the Company. Ms. Lassi is a certified public accountant and graduated from the University of South Florida.

SHARON M. VUSKALNS, Controller since 1997. Ms. Vuskalns joined the Company in 1995 as Director of Accounting Services. As Controller, she oversees the accounting and financial reporting activities for the Company. Prior to joining Chelsea, she was a Senior Audit Manager with Ernst & Young, LLP. Ms. Vuskalns graduated from Indiana University and is a certified public accountant.

David C. Bloom and William D. Bloom are brothers.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY MATTERS

The common stock of the Company is traded on the New York Stock Exchange under the ticker symbol CCG. As of March 8, 1999 there were 540 shareholders of record. The Company believes it has more than 4,000 beneficial holders of common stock. The following table sets forth the quarterly high and low closing sales price per share (as derived from the WALL STREET JOURNAL) and the cash distributions declared in 1998 and 1997:

                                           SALES PRICE ($)        DISTRIBUTIONS
      QUARTER ENDED                        HIGH       LOW             ($)

       December 31, 1998                   35-5/8   32-7/16           0.69
       September 30, 1998                  40       31-1/8            0.69
       June 30, 1998                       40-3/16  37-5/8            0.69
       March 31, 1998                      38-13/16 36-3/4            0.69

       December 31, 1997                   42-1/8   36-13/16          0.69
       September 30, 1997                  41-3/4   37-1/8            0.63
       June 30, 1997                       38-1/4   34-1/2            0.63
       March 31, 1997                      36-7/8   33-1/8            0.63


While the Company intends to continue paying regular quarterly dividends, future dividend declarations will be at the discretion of the Board of Directors and will depend on the cash flow and financial condition of the Company; capital requirements; annual distribution requirements under the REIT provisions of the Internal Revenue Code; covenant limitations under the Senior Credit Facility and the Term Notes; and such other factors as the Board of Directors deems relevant.

On June 16, 1997, pursuant to a Stock Subscription Agreement dated May 16, 1997 (the "Subscription Agreement") the Company sold to Simon Property Group, Inc. ("Simon") an aggregate of 1,408,450 shares of Common Stock at a purchase price of $35.50 per share, for an aggregate purchase price of approximately $50 million. Pursuant to the Subscription Agreement, the Company agreed not to sell for cash any equity securities (or securities convertible into or exercisable for equity securities) unless it offers to Simon the right to buy a pro rata share of such securities. For a period of five years from the date of the Subscription Agreement (or two years after the Company-Simon joint venture is terminated), Simon agreed not to acquire any additional securities of the Company or, directly or indirectly, seek to acquire control of the Company without prior consent of the Company's Board of Directors. If Simon acquires an aggregate of $100 million of securities of the Company, it will have the right to elect a director of the Company.

ITEM 6: SELECTED FINANCIAL DATA

                                                  CHELSEA GCA REALTY, INC.
                                   (IN THOUSANDS EXCEPT PER SHARE, AND NUMBER OF CENTERS)

                                                                                  Year Ended
                                                                                 December 31,
                                                             ---------------------------------------------------------------
Operating Data:                                                1998          1997         1996          1995          1994
                                                               ----          ----         ----          ----          ----
Rental revenue.........................................       $99,976       $81,531      $63,792       $51,361       $38,010
Total revenues.........................................       139,315       113,417       91,356        72,515        53,145
Loss on writedown of assets............................        15,713          -            -             -             -
Total expenses.........................................       113,879        78,262       59,996        41,814        28,179

Income before minority interest and
    extraordinary item.................................        25,436        35,155       31,360        29,650        24,966

Minority interest......................................        (3,803)       (6,595)      (9,899)      (10,078)       (8,538)

Income before extraordinary item.......................        21,633        28,560       21,461        19,572        16,428

Extraordinary item - loss on retirement of debt........          (283)         (204)        (607)         -               -

Net income.............................................        21,350        28,356       20,854        19,572        16,428

Preferred dividend.....................................        (4,188)         (907)        -             -               -

Net income to common shareholders......................        17,162        27,449       20,854        19,572        16,428

Income per common share before
    extraordinary item (diluted) (1)....................        $1.12         $1.86        $1.79         $1.73         $1.50

Net income per common share (diluted) (1)...............        $1.10         $1.85        $1.74         $1.73         $1.50

OWNERSHIP INTEREST:
REIT common shares.....................................        15,672        14,866       11,964        11,289        10,956
Operating Partnership units............................         3,431         3,435        5,316         5,601         5,690
                                                               ------        ------       ------        ------        ------
Weighted average shares/units outstanding..............        19,103        18,301       17,280        16,890        16,646

BALANCE SHEET DATA:
Rental properties before accumulated
    depreciation.......................................      $792,726      $708,933     $512,354      $415,983      $332,834
Total assets...........................................       773,352       688,029      502,212       408,053       330,775
Total liabilities......................................       450,410       342,106      240,878       141,577        68,084
Minority interest......................................        42,551        48,253       75,994        89,718        91,640
Stockholders'/owners' equity...........................      $280,391      $297,670     $185,340      $176,758      $171,051
Distributions declared per common share................         $2.76         $2.58       $2.355        $2.135         $1.90

OTHER DATA:
Funds from operations to common shareholders (2)........      $67,994       $57,417      $48,616       $41,870       $33,631

Cash flows from:
   Operating activities................................       $78,731       $56,594      $53,510       $36,797       $32,522
   Investing activities................................      (119,807)     (199,250)     (99,568)      (82,393)      (79,595)
   Financing activities................................       $36,169       $143,308     $55,957       $40,474       $(1,707)

GLA at end of period...................................         4,876          4,308       3,610         2,934         2,342
Weighted average GLA (3)...............................         4,614          3,935       3,255         2,680         2,001
Centers in operation at end of the period..............            19             20          18            16            16
New centers opened.....................................             1              1           2             1             3
Centers expanded.......................................             7              5           5             7             4
Center sold............................................             -              -           -             1             -
Centers held for sale..................................             2              -           -             -             -
Center acquired........................................             -              1           -             -             -

NOTES TO SELECTED FINANCIAL DATA:

(1) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements beginning on page F-6.
(2) Management considers funds from operations ("FFO") an appropriate measure of performance for an equity real estate investment trust. FFO does not represent net income or cash flow from operations as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indicator of operating performance or to cash from operations, and is not necessarily indicative of cash flow available to fund cash needs. See Management's Discussion and Analysis for definition of FFO.
(3)  GLA weighted by months in operation.

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

GENERAL OVERVIEW

At December 31, 1998, the Company operated 19 manufacturers' outlet centers, compared to 20 at the end of 1997 and 18 at the end of 1996. The Company's operating gross leasable area ("GLA") at December 31, 1998 was 4.9 million square feet compared to 4.3 million square feet and 3.6 million square feet at December 31, 1997 and 1996, respectively.

From January 1, 1996 to December 31, 1998, the Company grew by increasing rents at its operating centers, opening four new centers, acquiring one center and expanding nine centers. The 1.9 million square feet ("sf") of net GLA added is detailed as follows:


                                                  SINCE
                                                 JANUARY 1,
                                                   1996                1998                 1997                1996
                                              ----------------     ---------------     ----------------    ----------------
Changes in GLA (sf in 000's):
   NEW CENTERS DEVELOPED:
    Leesburg Corner........................        270                  270                  -                   -
    Wrentham Village.......................        227                  -                    227                 -
    North Georgia..........................        292                  -                    -                   292
    Clinton Crossing.......................        272                  -                    -                   272
                                             ----------------     ----------------     ----------------    ----------------

   TOTAL NEW CENTERS.......................      1,061                  270                  227                 564

   CENTERS EXPANDED:
    Woodbury Common.........................       270                  268                   -                    2
    Wrentham Village........................       126                  126                   -                    -
    Camarillo Premium Outlets...............       184                   45                   85                   54
    North Georgia...........................       142                   31                  111                   -
    Folsom Premium Outlets..................        56                   19                   15                   22
    Columbia Gorge..........................        16                   16                    -                   -
    Desert Hills............................        42                    6                   36                   -
    Liberty Village.........................        16                    -                   12                   4
    Petaluma Village........................        30                    -                    -                  30
    Other...................................       (17)                 (15)                  (2)                  -
                                              ----------------   -----------------    ----------------      ----------------
   TOTAL CENTERS EXPANDED                          865                  496                  257                 112

   CENTERS HELD FOR SALE:
    Solvang Designer Outlets................       (52)                 (52)                  -                    -
    Lawrence Riverfront.....................      (146)                (146)                  -                    -
                                              ----------------   ----------------     ----------------    ----------------
                                                  (198)                (198)                  -                    -

   CENTER ACQUIRED:
    Waikele Premium Outlets.................       214                   -                   214                   -
                                              ----------------     ----------------     ----------------    ----------------
Net GLA added during the period                  1,942                  568                  698                 676

OTHER DATA:
    GLA at end of period...................                           4,876                4,308               3,610
    Weighted average GLA (1)...............                           4,614                3,935               3,255
    Centers in operation at end of period..                              19                   20                  18
    New centers opened.....................                               1                    1                   2
    Centers expanded.......................                               7                    5                   5
    Centers held for sale..................                               2                    -                   -
    Center acquired........................                               -                    1                   -

NOTE:  (1)  Average GLA weighted by months in operation

The Company's centers produced weighted average reported tenant sales of approximately $360 per square foot in 1998 and 1997 and $345 per square foot in 1996.

Two of the Company's centers, Woodbury Common and Desert Hills, provided approximately 35%, 34% and 38% of the Company's total revenue for the years 1998, 1997, and 1996, respectively. In addition, approximately 34%, 38%, and 44% of the Company's revenues for the years ended December 31, 1998, 1997 and 1996, respectively, were derived from the Company's centers in California.

The Company does not consider any single store lease to be material; no individual tenant, combining all of its store concepts, accounts for more than 6% of the Company's gross revenues or total GLA; and only one tenant occupies more than 5% of the Company's total GLA. In view of these statistics and the Company's past success in re-leasing available space, the Company believes the loss of any individual tenant would not have a significant effect on future operations.

The discussion below is based upon operating income before minority interest and extraordinary item. The minority interest in net income varies from period to period as a result of changes in Operating Partnership interests and the Company's 50% investment in Solvang prior to June 30, 1997.

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

Operating income before interest, depreciation and amortization increased $18.2 million, or 24.2%, to $93.6 million in 1998 from $75.4 million in 1997. This increase was primarily the result of expansions and new center openings during 1997 and 1998.

Base rentals increased $15.9 million, or 22.5%, to $86.6 million in 1998 from $70.7 million in 1997 due to expansions, new center openings in 1997 and 1998, one acquired center and higher average rents. Base rental revenue per weighted average square foot increased to $18.77 in 1998 from $17.97 in 1997 as a result of higher rental rates on new leases and renewals.

Percentage rents increased $2.6 million, or 23.5%, to $13.4 million in 1998 from $10.8 million in 1997. The increase was primarily due to a new center opening in 1997, increased tenant sales and a higher number of tenants contributing percentage rents.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $6.3 million, or 21.9%, to $35.3 million in 1998 from $29.0 million in 1997, due to the recovery of operating and maintenance costs from increased GLA. On a weighted average square foot basis, expense reimbursements increased 4.1% to $7.66 in 1998 from $7.36 in 1997. The average recovery of reimbursable expenses was 91.3% in 1998 compared to 92.2% in 1997.

Other income increased $1.1 million to $4.0 million in 1998 from $2.9 million in 1997. The increase was due to income from the agreement not to compete with the Mills Corporation in the Houston, Texas area and a $0.3 million increase in outparcel income during 1998.

Interest, in excess of amounts capitalized, increased $4.6 million to $20.0 million in 1998 from $15.4 million in 1997, due to higher debt balances from increased GLA in operation.

Operating and maintenance expenses increased $7.3 million, or 23.2%, to $38.7 million in 1998 from $31.4 million in 1997. The increase was primarily due to costs related to increased GLA. On a weighted average square foot basis, operating and maintenance expenses increased 5.0% to $8.39 in 1998 from $7.99 in 1997 as a result of increased real estate tax and promotion costs.

Depreciation and amortization expense increased $7.5 million to $32.5 million in 1998 from $25.0 million in 1997. The increase was due to depreciation of expansions and new centers opened in 1997 and 1998.

General and administrative expenses increased $1.0 million to $4.8 million in 1998 from $3.8 million in 1997. On a weighted average square foot basis, general and administrative expenses increased 8.2% to $1.05 in 1998 from $0.97 in 1997 primarily due to increased personnel, overhead costs and accrual for deferred compensation.

The loss on writedown of assets of $15.7 million in 1998 is primarily from valuing two centers held for sale at their estimated fair values and writing off pre-development costs of an abandoned site.

Other expenses decreased $0.4 million to $2.2 million in 1998 from $2.6 million in 1997. The decrease was primarily due to recoveries of bad debts previously written off.

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

Operating income before interest, depreciation and amortization increased $16.7 million, or 28.4%, to $75.4 million in 1997 from $58.7 million in 1996. This increase was primarily the result of expansions, new center openings and the purchase of one center.

Base rentals increased $14.3 million, or 25.4%, to $70.7 million in 1997 from $56.4 million in 1996 due to expansions, new center openings, the acquired center and higher average rents. Base rental revenue per weighted average square foot increased to $17.97 in 1997 from $17.32 in 1996 as a result of higher rental rates on new leases and renewals.

Percentage rents increased $3.4 million, or 46.4%, to $10.8 million in 1997 from $7.4 million in 1996. The increase was primarily due to increases in tenant sales, new center openings, expansions at the Company's larger centers, the acquired center and increases in tenants contributing percentage rents.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company believes it has adequate financial resources to fund operating expenses, distributions, and planned development and construction activities. Operating cash flow in 1998 of $78.7 million is expected to increase with a full year of operations of the 776,000 square feet of GLA added during 1998 and scheduled openings of approximately 390,000 square feet in 1999. In addition, at December 31, 1998 the Company had $74 million available under its Senior Credit Facility, access to the public markets through shelf registrations covering $200 million of equity and $175 million of debt, and cash equivalents of $9.6 million.

Operating cash flow is expected to provide sufficient funds for dividends and distributions in accordance with REIT federal income tax requirements. In addition, the Company anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its centers.

Common distributions declared and recorded in 1998 were $52.1 million or $2.76 per share or unit. The Company's 1998 distribution payout ratio as a percentage of net income before minority interest, loss on writedown of assets and depreciation and amortization, exclusive of amortization of deferred financing costs, ("FFO") was 76.6%. The Senior Credit Facility limits aggregate dividends and distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

On March 30, 1998, the OP replaced its two unsecured bank revolving lines of credit, totaling $150 million (the "Credit Facilities"), with a new $160 million senior unsecured bank line of credit (the "Senior Credit Facility"). The Senior Credit Facility expires on March 30, 2001 and bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (6.36% at December 31, 1998) or the prime rate, at the OP's option. The LIBOR rate spread ranges from 0.85% to 1.25% depending on the Operating Partnership's Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. The lenders have an option to extend the facility annually for an additional year.

During 1998 the Company added approximately 776,000 square feet of new GLA including a 268,000 square foot expansion at Woodbury Common Premium Outlets (Central Valley, NY), its flagship center; a 126,000 square foot expansion at Wrentham Village Premium Outlets (Wrentham, MA), and the completion and opening of the 270,000 square foot first phase of Leesburg Corner Premium Outlets (Leesburg, VA), and expansions at five other centers totaling 112,000 square feet.

The Company is in the process of planning development for 1999 and beyond. At December 31, 1998, approximately 220,000 square feet of the Company's planned 1999 development was under construction consisting of the 120,000 square foot third phase of Wrentham Village and the 100,000 square foot fourth phase of North Georgia Premium Outlets (Dawsonville, GA). These projects are under development and there can be no assurance that they will be completed or opened, or that there will not be delays in opening or completion. Excluding joint venture projects with Simon the Company anticipates 1999 development and construction costs of $50 million to $60 million. Funding is currently expected from borrowings under the Senior Credit Facility, additional debt offerings, and/or equity offerings.

The Company announced in October 1998 that it sold its interest in and terminated the development of Houston Premium Outlets, a joint venture project with Simon. Under the terms of the agreement, the Company will receive non-compete payments totaling $21.4 million from The Mills Corporation; $3.0 million was received at closing, and four annual installments of $4.6 million are to be received on each January 2, through 2002. The Company has also been reimbursed for its share of land costs, development costs and fees related to the project.

Construction has commenced on Orlando Premium Outlets ("OPO"), a 430,000 square foot 50/50 joint venture project between the Company and Simon. OPO is located on Interstate 4, midway between Walt Disney World/Epcot and Sea World in Orlando, Florida and is scheduled to open in the first half of 2000. The joint venture has entered into a $82.5 million construction loan agreement that is expected to fund approximately 75% of the costs of the project. The balance of costs will be funded equally by the Company and Simon.

In October 1998, due to adverse conditions in the debt markets, the Company elected to redeem the remaining $60 million of Reset Notes, using borrowings under the Senior Credit Facility. In November 1998, the Company obtained a $60 million 18 month bank term loan bearing interest at LIBOR plus 1.40% (6.71% at December 31, 1998). Loan proceeds were used to repay borrowings under the Senior Credit Facility. The bank term loan will provide the Company additional flexibility to access capital sources at appropriate times over the next 12 months.

The Company has minority interests ranging from 5 to 15% in several outlet centers and outlet development projects in Europe. Two outlet centers, Bicester Village outside of London, England and La Roca Company Stores outside of Barcelona, Spain, are currently open and operated by Value Retail PLC and its affiliates. Three new European projects and expansions of the two existing centers are in various stages of development and are expected to open within the next two years. The Company's total investment in Europe as of March 1999 is approximately $3.5 million. The Company has also agreed to provide up to $22 million in limited debt service guarantees under a standby facility for loans arranged by Value Retail PLC to construct outlet centers in Europe. The term of the standby facility is three years and guarantees shall not be outstanding for longer than five years after project completion. As of March 1999, the Company has provided limited debt service guaranties of approximately $14 million for two projects.

During 1998, the Company entered into a memorandum of understanding (expiring in June 1999) with two partners to study the feasibility of developing new outlet centers in Japan. The partners are currently researching potential development sites and intend to organize a formal joint venture when viable projects are located and approved. The Company's current financial commitment is not material.

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

Net cash provided by operating activities was $78.7 million and $56.6 million for the years ended December 31, 1998 and 1997, respectively. The increase was primarily due to the growth of the Company's GLA to 4.9 million square feet in 1998 from 4.3 million square feet in 1997.Net cash used in investing activities decreased $79.4 million for the year ended December 31, 1998 compared to the corresponding 1997 period, primarily as a result of the Waikele Factory Outlets acquisition in March 1997. For the year ended December 31, 1998, net cash provided by financing activities decreased by $107.1 million primarily due to borrowings for the Waikele Factory Outlets acquisition and excess capital raised for development during 1997.

Net cash provided by operating activities was $56.6 million and $53.5 million for the years ended December 31, 1997 and 1996, respectively. The increase was primarily due to the growth of the Company's GLA to 4.3 million square feet in 1997 from 3.6 million square feet in 1996 and increases in accrued interest on the borrowings offset by additions to deferred lease costs. Net cash used in investing activities decreased $99.7 million for the year ended December 31, 1997 compared to 1996, primarily as a result of the acquisition of Waikele Factory Outlets and increased construction activity. Net cash provided by financing activities increased $87.4 million primarily due to the sale of common stock to Simon and the sale of Preferred Stock.

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

INFORMATION TECHNOLOGY: The Company has focused its efforts on the high-risk areas of the corporate office computer hardware, operating systems and software applications. The Company's assessment and testing of existing equipment revealed that its hardware, network operating systems and most of the software applications are Y2K compliant. The exception is the DOS-based accounting systems which were upgraded and replaced at the beginning of 1999 to make them compatible with Windows applications primarily used by the Company.

NON-INFORMATION TECHNOLOGY: Non-information technology consists mainly of facilities management systems such as telephone, utility and security systems for the corporate office and the outlet centers. The Company has reviewed the corporate facility management systems and made inquiry of the building owner/manager and concluded that the corporate office building systems including telephone, utilities, fire and security systems are Y2K compliant. The Company is in the process of identifying date-sensitive systems and equipment including HVAC units, telephones, security systems and alarms, fire and flood warning systems and general office systems at its outlet centers. Assessment and testing of these systems is approximately 75% complete and expected to be completed by June 30, 1999. Critical non-compliant systems will be replaced when identified. Based on preliminary assessment, the cost of replacement is not expected to be significant.

THIRD PARTIES: The Company has third-party relationships with approximately 350 tenants and 4,000 suppliers and contractors. Many of these third parties are publicly-traded corporations and subject to disclosure requirements. The Company has begun assessment of major third parties' Y2K readiness including tenants, key suppliers of outsourced services including stock transfer, debt servicing, banking collection and disbursement, payroll and benefits, while simultaneously responding to their inquiries regarding the Company's readiness. The majority of the Company's vendors are small suppliers that the Company believes can manually execute their business and are readily replaceable. Management also believes there is no material risk of being unable to procure necessary supplies and services. Third-party assessment is approximately 50% complete and expected to be completed by June 30, 1999. The Company continues to monitor Y2K disclosures in SEC filings of publicly-owned third parties.

COSTS: The accounting software upgrade and conversion is being executed under maintenance and support agreements with software vendors. The total cost of the accounting conversion which the Company had previously commenced during the third quarter is estimated at approximately $200,000 including the Y2K portion of the conversion that cannot be readily identified and is not material to the operating results or financial position of the Company.

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

CONTINGENCY PLANS: The Company intends to deal with contingency planning during 1999 as results of the above assessments are known.

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

FUNDS FROM OPERATIONS

Management believes that funds from operations ("FFO") should be considered in conjunction with net income, as presented in the statements of operations included elsewhere herein, to facilitate a clearer understanding of the operating results of the Company. Management considers FFO an appropriate measure of performance for an equity real estate investment trust. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), is net income applicable to common shareholders (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales or writedowns of property, exclusive of outparcel sales, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. FFO does not represent net income or cash flow from operations as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indicator of operating performance or to cash from operations, and is not necessarily indicative of cash flow available to fund cash needs.

                                                                                      Year Ended
                                                                                    December 31,
                                                                                  1998               1997
                                                                               -------------      ---------

Income to common shareholders before extraordinary item...............            $17,445          $27,653

Add:
  Depreciation and amortization (1)....................................            32,486           24,883
  Amortization of deferred financing costs and depreciation
    of non-rental real estate assets...................................            (1,453)          (1,587)
  Loss on writedown of assets..........................................            15,713              -
  Minority interest (1)................................................             3,803            6,468
                                                                               --------------    -------------
FFO....................................................................           $67,994          $57,417
                                                                               ===============   ==============
Average shares/units outstanding.......................................            19,103          18,301
Dividends declared per share...........................................             $2.76           $2.58

NOTE:  (1) Excludes depreciation and minority interest attributed to a third-party limited partner's interest in a partnership for the year ended December 31, 1997.

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

ITEM 7-A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily from its floating rate debt arrangements. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move (increase) in interest rates along the entire rate curve would adversely affect the Company's annual interest cost by approximately $1.2 million annually.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and financial information of the Company for the years ended December 31, 1998, 1997 and 1996 and the Report of the Independent Auditors thereon are included elsewhere herein. Reference is made to the financial statements and schedules in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEMS 10, 11, 12 AND 13.

The required information in the following items will appear in the Company's Proxy Statement furnished to shareholders in connection with the 1999 Annual Meeting, and is incorporated by reference in this Form 10-K Annual Report.

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

        3.    Exhibits

        3.1 Articles of Incorporation of the Company, as amended, including Articles Supplementary relating to 8 3/8% Series A Cumulative Redeemable Preferred Stock. Incorporated by reference to Exhibit
              3.1 to Form 10K for the year ended December 31, 1997.

        3.2 By-laws of the Company. Incorporated by reference to Exhibit 3.2 to Registration Statement filed by the Company on Form S-11 under the Securities Act of 1933 (file No. 33-67870) (S-11).

        3.3 Agreement of Limited Partnership for the Operating Partnership. Incorporated by reference to Exhibit 3.3 to S-11.

        3.4 Amendments No. 1 and No. 2 to Partnership Agreement dated March 31, 1997 and October 7, 1997. Incorporated by reference to Exhibit
              3.4 to Form 10K for the year ended December 31, 1997.

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

        10.1 Registration Rights Agreement among the Company and recipients of Units. Incorporated by reference to Exhibit 4.1 to S-11.

        10.2 Term Loan Agreement dated November 3, 1998 among Chelsea GCA Realty Partnership, L.P., BankBoston, N.A., individually and as an agent, and other Lending Institutions listed therein.

        10.3 Credit Agreement dated March 30, 1998 among Chelsea GCA Realty Partnership, L.P., BankBoston, N.A, individually and as an agent, and other Lending Institutions listed therein.

        10.4 Agreement dated October 23, 1998, among Chelsea GCA Realty Partnership, L.P., Chelsea GCA Realty, Inc., Simon Property Group, L.P., the Mills Corporation and related parties.

        10.5 Consulting Agreement effective August 1, 1997, between the Company and Robert Frommer. Incorporated by reference to Exhibit 10.2 to Form 10K for the year ended December 31, 1997.

        10.6 Limited Liability Company Agreement of Simon/Chelsea Development Co., L.L.C. dated May 16, 1997 between Simon DeBartolo Group, L.P. and Chelsea GCA Realty Partnership, L.P. Incorporated by reference to Exhibit 10.3 to Form 10K for the year ended December 31, 1997.

        10.7 Subscription Agreement dated as of March 31, 1997 by and among Chelsea GCA Realty Partnership, L.P., WCC Associates and KM Halawa Partners. Incorporated by reference to Exhibit 1 to current report on Form 8-K reporting on an event which occurred March 31, 1997.

        10.8 Stock Subscription Agreement dated May 16, 1997 between Chelsea GCA Realty, Inc. and Simon DeBartolo Group, L.P. Incorporated by reference to Exhibit 10.5 to Form 10K for the year ended December 31, 1997.

        10.9 Limited Liability Company Agreement of S/C Orlando Development, L.L.C. dated December 23, 1998.

        10.10 Limited Partnership Agreement of Simon/Chelsea Orlando Development, L.P. dated January 22, 1999.

        23.1  Consent of Ernst & Young LLP.

(b)     Reports on Form 8-K. None

(c)     Exhibits
        See (a) 3

(d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate schedule of this report.

                  ITEM 8, ITEM 14(a)(1) AND (2) AND ITEM 14(d)


(a)1.    FINANCIAL STATEMENTS

FORM 10-K

REPORT PAGE
CONSOLIDATED FINANCIAL STATEMENTS-CHELSEA GCA REALTY, INC.

Report of Independent Auditors.........................................   F-1
Consolidated Balance Sheets as of December 31, 1998 and 1997...........   F-2
Consolidated Statements of Income for the years ended December 31,
  1998, 1997 and 1996..................................................   F-3
Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 1998, 1997 and 1996.....................................   F-4
Consolidated Statements of Cash Flows for the years ended December 31,
  1998, 1997 and 1996..................................................   F-5
Notes to Consolidated Financial Statements.............................   F-6

(a)2 AND (d) FINANCIAL STATEMENT SCHEDULE

Schedule III-Consolidated Real Estate and Accumulated Depreciation......  F-18
                                                                      and F-19

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


BOARD OF DIRECTORS
CHELSEA GCA REALTY, INC.

We have audited the accompanying consolidated balance sheets of Chelsea GCA Realty, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index as Item 14(a). These financial statements and schedule are the responsibility of the management of Chelsea GCA Realty, Inc. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chelsea GCA Realty, Inc. as of December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


ERNST & YOUNG LLP


NEW YORK, NEW YORK
FEBRUARY 10, 1999


                            CHELSEA GCA REALTY, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     DECEMBER 31,
                                                                                  1998                1997
                                                                               -----------         -----------
Assets
Rental properties:
     Land..................................................................     $109,318            $112,470
     Depreciable property..................................................      683,408             596,463
                                                                              -----------
                                                                                                    -----------
Total rental property......................................................      792,726             708,933
Accumulated depreciation...................................................     (102,851)            (80,244)
                                                                                -----------         -----------
Rental properties, net.....................................................      689,875             628,689
Cash and equivalents.......................................................        9,631              14,538
Notes receivable-related parties...........................................        4,500               4,781
Deferred costs, net........................................................       17,766              17,276
Properties held for sale...................................................        8,733               -
Other assets...............................................................       42,847              22,745
                                                                                -----------         -----------
TOTAL ASSETS...............................................................     $773,352            $688,029
                                                                                ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Unsecured bank debt...................................................     $151,035             $ 5,035
     7.75% Unsecured Notes due 2001........................................       99,824              99,743
     7.25% Unsecured Notes due 2007........................................      124,712             124,681
     Remarketed Floating Rate Reset Notes..................................        -                  60,000
     Construction payables.................................................       12,927              17,810
     Accounts payable and accrued expenses.................................       19,769              14,442
     Obligation under capital lease........................................        9,612               9,729
     Accrued dividend and distribution payable.............................        3,274               3,276
     Other liabilities.....................................................       29,257               7,390
                                                                                -----------         -----------
TOTAL LIABILITIES..........................................................      450,410             342,106

Commitments and contingencies

Minority interest..........................................................       42,551              48,253

Stockholders' equity:
     8.375% series A cumulative redeemable preferred stock, $0.01 par value, authorized 1,000 shares, issued and outstanding 1,000 shares
      in 1998 and 1997 (aggregate liquidation preference $50,000)...........          10                  10

     Common stock, $0.01 par value, authorized 50,000 shares,
          issued and outstanding 15,608 in 1998 and 15,353 in 1997..........         156                 154
     Paid-in-capital........................................................     339,490             331,226
     Distributions in excess of net income.................................      (59,265)            (33,720)
                                                                                -----------         -----------
Total stockholders' equity.................................................      280,391             297,670
                                                                                -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................................     $773,352            $688,029
                                                                                ===========         ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                                             CHELSEA GCA REALTY, INC.
                                         CONSOLIDATED STATEMENTS OF INCOME
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       YEAR ENDED DECEMBER 31,
                                                           1998               1997               1996
                                                       --------------     --------------     --------------

REVENUES:
     Base rent......................................      $86,592            $70,693            $56,390
     Percentage rent................................       13,384             10,838              7,402
     Expense reimbursements.........................       35,342             28,981             24,758
     Other income...................................        3,997              2,905              2,806
                                                         --------------    --------------     --------------
TOTAL REVENUES......................................      139,315            113,417             91,356

EXPENSES:
     Interest.......................................       19,978             15,447              8,818
     Operating and maintenance......................       38,704             31,423             26,979
     Depreciation and amortization..................       32,486             24,995             18,965
     General and administrative.....................        4,849              3,815              3,342
     Loss on writedown of assets....................       15,713                -                  -
     Other..........................................        2,149              2,582              1,892
                                                        --------------     --------------    --------------
TOTAL EXPENSES......................................      113,879             78,262             59,996

Income before minority interest and
     extraordinary item.............................       25,436             35,155             31,360
Minority interest...................................       (3,803)            (6,595)            (9,899)
                                                       --------------     --------------     --------------
Income before extraordinary item....................       21,633             28,560             21,461
Extraordinary item-loss on early extinguishment of
   debt, net of minority interest in the amount of
   $62 in 1998, $48 in 1997 and $295 in 1996........         (283)              (204)              (607)
                                                         --------------     --------------     --------------
Net income..........................................       21,350             28,356             20,854
Preferred dividend requirement......................       (4,188)              (907)               -
                                                         --------------     --------------     --------------
NET INCOME TO COMMON SHAREHOLDERS....................     $17,162            $27,449            $20,854
                                                         ==============     ==============     ==============
EARNINGS PER SHARE
BASIC:
Income per common share before extraordinary item ....      $1.13              $1.89              $1.82
Extraordinary item per common share...................      (0.02)             (0.01)             (0.05)
                                                         --------------     --------------     --------------
Net income per common share.........................        $1.11              $1.88              $1.77
                                                         ==============     ==============     ==============

Weighted average common shares outstanding.............    15,440             14,605             11,802
                                                         ==============     ==============     ==============
DILUTED:
Income per common share before extraordinary item .....     $1.12              $1.86              $1.79
Extraordinary item per common share....................     (0.02)             (0.01)             (0.05)
                                                         --------------     --------------     --------------
Net income per common share............................     $1.10              $1.85              $1.74
                                                         ==============     ==============     ==============

Weighted average common shares outstanding.............    15,672             14,866             11,964
                                                         ==============     ==============     ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                                                CHELSEA GCA REALTY, INC.
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    Preferred       Common                       Distrib. in          Total
                                                    Stock At        Stock At        Paid-in-     Excess Of         Stockholders'
                                                    Par Value       Par value       Capital      Net Income          Equity
                                                 -------------    -------------   -----------   --------------    ---------------
Balance December 31, 1995.......................       -              $115          $192,069      ($15,426)      $176,758

Net income......................................       -               -              -             20,854         20,854

Cash distributions declared ($2.355 per share
  of which $0.33 represented a return of capital
  for federal income tax purposes)...............      -               -              -            (28,122)       (28,122)

Exercise of stock options........................      -                 1             2,583          -             2,584

Shares issued in exchange for units of the
  Operating Partnership..........................      -                 8            12,626          -            12,634

Shares issued through dividend
  reinvestment program...........................      -                -                632          -               632
                                                  -------------  -------------    -------------- -------------   -------------
Balance December 31, 1996........................      -              124            207,910       (22,694)       185,340

Net income.......................................      -               -               -            28,356         28,356

Preferred dividend requirement...................      -               -               -              (907)          (907)

Cash distributions declared ($2.58 per common
  share of which $0.49 represented a return of
  capital for federal income tax purposes)......       -               -               -           (38,475)       (38,475)

Exercise of stock options.......................       -               -               1,205          -             1,205

Shares issued in exchange for units of
  the Operating Partnership.....................       -               15             19,984          -            19,999

Sales of stock (net of costs)...................      10               14             98,382          -            98,406

Shares issued through dividend
  reinvestment program..........................       -                1              3,745          -             3,746
                                                 -------------  -------------  ------------- -------------- ---------------
BALANCE DECEMBER 31, 1997.......................      10              154            331,226       (33,720)       297,670

Net income......................................       -               -              -             21,350         21,350

Preferred dividend requirement..................       -               -              -             (4,188)        (4,188)

Cash distributions declared ($2.76 per common
  share of which $0.30 represented a return
  of capital for federal income tax purposes)...       -               -              -            (42,707)       (42,707)

Exercise of stock options.......................       -               -                 849          -               849

Shares issued through dividend
     reinvestment program.......................       -                2              7,415          -             7,417

                                                  -------------  -------------  ------------- -------------- ---------------
Balance December 31, 1998.......................      $10            $156           $339,490      ($59,265)      $280,391
                                                  =============  =============  ============= ============== ===============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                                   CHELSEA GCA REALTY, INC.
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (IN THOUSANDS)

                                                                          Year ended December 31,
                                                                1998               1997              1996
                                                            --------------     --------------    --------------

Cash flows from operating activities
Net income.............................................     $21,350             $28,356           $20,854
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization.....................      32,486              24,995            18,965
     Minority interest in net income...................       3,803               6,547             9,604
     Loss on writedown of assets.......................      15,713                 -                 -
     Loss on early extinguishment of debt..............         345                 252               902
     Additions to deferred lease costs.................      (3,178)             (6,629)           (2,537)
     Other operating activities........................         460                 319               191
     Changes in assets and liabilities:
      Straight-line rent receivable....................      (1,900)             (1,523)           (1,595)
      Other assets.....................................       1,094                 287               597
      Accounts payable and accrued expenses............       8,558               3,990             6,529
                                                          --------------      ------------       -----------
Net cash provided by operating activities..............      78,731              56,594            53,510

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental properties.........................    (116,339)           (195,058)          (97,585)
Additions to deferred development costs................      (3,468)             (2,237)           (1,477)
Advances to related parties............................        -                   -                  (67)
Payments from related parties..........................        -                   -                  173
Other investing activities.............................        -                 (1,955)             (612)
                                                         --------------     --------------    --------------
Net cash used in investing activities..................    (119,807)           (199,250)          (99,568)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of preferred stock..............        -                 48,406                 -
Net proceeds from sale of common stock.................       8,287              54,951             2,583
Distributions..........................................     (56,366)            (48,791)          (47,124)
Debt proceeds .........................................     154,000             261,710           292,592
Repayments of debt.....................................     (68,000)           (172,000)         (189,000)
Additions to deferred financing costs..................      (1,695)               (855)           (3,660)
Other financing activities.............................         (57)               (113)              566
                                                         --------------     --------------    --------------
Net cash provided by financing activities..............      36,169             143,308            55,957

Net (decrease) increase in cash and equivalents........      (4,907)                652             9,899
Cash and equivalents, beginning of period..............      14,538              13,886             3,987
                                                         --------------     --------------    --------------
Cash and equivalents, end of period....................      $9,631             $14,538           $13,886
                                                         ==============     ==============    ==============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                          NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

Chelsea GCA Realty, Inc. (the "Company") is engaged in the development, ownership, acquisition and operation of manufacturers' outlet centers. As of December 31, 1998 the Company operated 19 manufacturers' outlet centers in 11 states. The Company is a self-administered and self-managed real estate investment trust ("REIT"). The Company is the sole general partner in Chelsea GCA Realty Partnership, L.P. (the "Operating Partnership" or "OP").

BASIS OF PRESENTATION

All of the Company's assets are held by, and all of its operations conducted through, the Operating Partnership. Due to the Company's ability, as the sole general partner, to exercise financial and operational control over the Operating Partnership, the Operating Partnership is consolidated in the accompanying financial statements. All significant intercompany transactions and accounts have been eliminated in consolidation.

Through June 30, 1997, the Company was the sole general partner and had a 50% interest in Solvang Designer Outlets ("Solvang"), a limited partnership. Accordingly, the accounts of Solvang were included in the consolidated financial statements of the Company. On June 30, 1997, the Company acquired the remaining 50% interest in Solvang. Solvang is not material to the Company's operations or financial position.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1998 using available market information and appropriate valuation methodologies. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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

CASH AND EQUIVALENTS

All demand and money market accounts and certificates of deposit with original terms of three months or less from the date of purchase are considered cash equivalents. At December 31, 1998 and 1997 cash equivalents consisted of repurchase agreements which were held by one financial institution, commercial paper and US Government agency securities which matured in January of the following year. The carrying amount of such investments approximated fair value.

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

REVENUE RECOGNITION

Leases with tenants are accounted for as operating leases. Minimum rental income is recognized on a straight-line basis over the lease term. Due and unpaid rents are included in other assets in the accompanying balance sheet. Certain lease agreements contain provisions for rents which are calculated on a percentage of sales and recorded on the accrual basis. Contingent rents are not recognized until the required thresholds are exceeded. Virtually all lease agreements contain provisions for reimbursement of real estate taxes, insurance, advertising and common area maintenance costs.

BAD DEBT EXPENSE

Bad debt expense included in other expense totaled $0.6 million, $0.8 million and $0.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. The allowance for doubtful accounts included in other assets totaled $1.1 million and $0.8 million at December 31, 1998 and 1997, respectively.

INCOME TAXES

The Company is taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, commencing with the tax year ended December 31, 1993. As a REIT, the Company generally is not subject to federal income tax. To maintain qualification as a REIT, the Company must distribute at least 95% of its REIT taxable income to its stockholders and meet certain other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state and local taxes on its income and property. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. At December 31, 1998 and 1997, the Company was in compliance with all REIT requirements and was not subject to federal income taxes.

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

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock of 0.2 million, 0.3 million and 0.2 million in 1998, 1997 and 1996, respectively.

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

CONCENTRATION OF COMPANY'S REVENUE AND CREDIT RISK

Approximately 35%, 34% and 38% of the Company's revenues for the years ended December 31, 1998, 1997 and 1996, respectively, were derived from the Company's two centers with the highest revenues, Woodbury Common and Desert Hills. The loss of either center or a material decrease in revenues from either center for any reason may have a material adverse effect on the Company. In addition, approximately 34%, 38% and 44% of the Company's revenues for the years ended December 31, 1998, 1997 and 1996, respectively, were derived from the Company's centers in California.

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

MINORITY INTEREST

Minority interest is comprised of the following:

     o The unitholders' interest in the Operating Partnership which was received in exchange for the assets contributed to the Operating Partnership on November 2, 1993 and additional units exchanged for property acquisitions during 1996 and 1997. The unitholders' interest at December 31, 1998 and 1997 was 18.0% and 18.3%, respectively.


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

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

SEGMENT INFORMATION

Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations, financial position or disclosure of segment information as the Company is engaged in the development, ownership, acquisition and operation of manufacturers' outlet centers and has one reportable segment, retail real estate. The Company evaluates real estate performance and allocates resources based on net operating income and weighted average sales per square foot. The primary sources of revenue are generated from tenant base rents, percentage rents and reimbursement revenue. Operating expenses primarily consist of common area maintenance, real estate taxes and promotional expenses. The retail real estate business segment meets the quantitative threshold for determining reportable segments. The Company's investment in foreign operations is not material to the consolidated financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Statement 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of the Statement will have a significant effect on its results of operations or financial position.

3.  RENTAL PROPERTIES

The following summarizes the carrying values of rental properties as of December 31 (in thousands):

                                           1998             1997
                                       --------------   -------------
Land and improvements................   $245,814         $207,186
Buildings and improvements...........    512,080          434,565
Construction-in-process..............     25,534           60,615
Equipment and furniture..............      9,298            6,567
                                       --------------   -------------
Total rental property................    792,726          708,933
Accumulated depreciation and
amortization.........................   (102,851)         (80,244)
                                        --------------  -------------
Total rental property, net...........   $689,875         $628,689
                                        ==============  =============

                          NOTES TO FINANCIAL STATEMENTS

Interest costs capitalized as part of buildings and improvements were $5.2 million, $4.8 million and $3.9 million for the years ended December 31, 1998, 1997 and 1996, respectively.

Commitments for land, new construction, development, and acquisitions totaled approximately $35.3 million at December 31, 1998 including the Company's equity contribution for the Orlando Premium Outlets joint venture with Simon Property Group.

Depreciation expense (including amortization of the capital lease) amounted to $29.2 million, $22.3 million and $16.9 million for the years ended December 31, 1998, 1997 and 1996, respectively.

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

The following condensed pro forma (unaudited) information assumes the acquisition had occurred on January 1, 1996:

                                                   1997                1996
                                               --------------      ------------

Total revenue............................        $115,349            $97,037

Income to common shareholders before
  extraordinary items....................          28,137             22,580

Net income to common shareholders........          27,933             21,973

Earnings per share:
Basic:
     Income before extraordinary items....          $1.93              $1.91
     Net income............................         $1.91              $1.86

Diluted:
     Income before extraordinary items.....         $1.89              $1.89
     Net income............................         $1.88              $1.84


5.  DEFERRED COSTS

The following summarizes the carrying amounts for deferred costs as of December 31 (in thousands):

                                                    1998             1997
                                                 -----------       -----------

Lease costs...............................        $17,601            $14,712
Financing costs...........................         10,879              9,184
Development costs.........................          3,675              4,348
Other.....................................          1,172                991
                                                -----------       -----------
Total deferred costs......................         33,327             29,235
Accumulated amortization..................        (15,561)           (11,959)
                                                -----------       -----------
Total deferred costs, net.................        $17,766            $17,276
                                                ===========       ===========

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.  PROPERTIES HELD FOR SALE

Properties held for sale represent the fair value, less estimated costs to sell, of two of the Company's outlet centers, Lawrence Riverfront Plaza ("Lawrence") and Solvang.

During the second quarter of 1998, the Company decided to sell Solvang, a 51,000 square foot center in Solvang, California, for net selling price of $5.6 million. The center had a book value of $10.5 million resulting in a writedown of $4.9 million in the second quarter of 1998. During the fourth quarter, the initial purchase offer was withdrawn and the Company received another for a net selling price of $4.0 million requiring a further writedown of $1.6 million. Closing is scheduled for early 1999. For the year ended December 31, 1998, Solvang accounted for less than 1% of the Company's revenues and net operating income.

During the fourth quarter of 1998, the Company decided to sell Lawrence, a 146,000 square foot center in Lawrence, Kansas. In December 1998 the Company signed an agreement to sell the property for $4.6 million net of selling costs of $0.2 million. The sale is scheduled to close in March 1999. Lawrence had a book value of $13.1 million, resulting in an $8.5 million writedown of the asset in the fourth quarter. For the year ended December 31, 1998, Lawrence accounted for about 1% of the Company's revenues and net operating income.

Management decided to sell these two properties during 1998 as part of the Company's long-term objective of devoting resources and focusing on productive properties. Management determined that the time and effort necessary to support these underperforming centers was not worth the economic benefit to the Company. Management also concluded that these centers would be more useful as office and/or residential space which are outside the Company's area of expertise.

7.  NON-COMPETE AGREEMENT

In October 1998, the Company signed a definitive agreement to terminate the development of Houston Premium Outlets, a joint venture project with Simon Property Group, Inc. Under the terms of the agreement, the Company will receive payments totaling $21.4 million from The Mills Corporation, to be made over four years, as well as immediate reimbursement for its share of land costs, development costs and fees related to the project. The revenue is being recognized on a straight line basis over the term of the agreement. The Company has withdrawn from the Houston development partnership and agreed to certain restrictions on competing in the Houston market through the year 2002.

8.  DEBT

On March 30, 1998, the OP replaced its two unsecured bank revolving lines of credit, totaling $150 million (the "Credit Facilities"), with a new $160 million senior unsecured bank line of credit (the "Senior Credit Facility"). The Senior Credit Facility expires on March 30, 2001 and bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (6.36% at December 31, 1998) or the prime rate, at the OP's option. The LIBOR rate spread ranges from 0.85% to 1.25% depending on the Company's Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. The lenders have an option to extend the facility annually for an additional year. At December 31, 1998, $74 million was available under the Senior Credit Facility.

Also on March 30, 1998, the OP entered into a $5 million term loan (the "Term Loan") which carries the same interest rate and maturity as the Senior Credit Facility.

In November 1998, the OP obtained a $60 million term loan which expires April 2000 and bears interest on the outstanding balance at a rate equal to LIBOR plus 1.40% (6.71% at December 31, 1998). Proceeds from the loan were used to pay down borrowings under the Senior Credit Facility.

In January 1996, the OP completed a $100 million public debt offering of 7.75% unsecured term notes due January 2001 (the "7.75% Notes"), which are guaranteed by the Company. The five-year non-callable 7.75% Notes were priced at a discount of 99.592 to yield 7.85% to investors. Net proceeds from the offering were used to pay down substantially all of the borrowings under the Company's secured line of credit. The carrying amount of the 7.75% Notes approximates their fair value.

In October 1996, the OP completed a $100 million offering of Remarketed Floating Rate Reset Notes (the "Reset Notes"), which were guaranteed by the Company. The interest rate reset quarterly and was equal to LIBOR plus 75 basis points during the first year. In October 1997, the interest rate spread was reduced to LIBOR plus 48 basis points. Net proceeds from the offering were used to repay all of the then borrowings under the Credit Facilities and for working capital. In October 1997, the OP redeemed $40 million of Reset Notes. In October 1998, due to adverse conditions in the debt markets, the OP elected to redeem the remaining $60 million of Reset Notes, using borrowings under the Senior Credit Facility.

In October 1997, the Company's OP completed a $125 million public debt offering of 7.25% unsecured term notes due October 2007 (the "7.25% Notes"). The 7.25% Notes were priced to yield 7.29% to investors, 120 basis points over the 10-year U.S. Treasury rate. Net proceeds from the offering were used to repay substantially all borrowings under the Company's Credit Facilities, redeem $40 million of Reset Notes and for general corporate purposes. The carrying amount of the 7.25% Notes approximates their fair value.

Interest paid, excluding amounts capitalized, was $19.8 million, $14.1 million and $4.8 million for the years ended December 31, 1998, 1997 and 1996, respectively.

9.  PREFERRED STOCK

In October 1997, the Company issued 1.0 million shares of nonvoting 8.375% Series A Cumulative Redeemable Preferred Stock (the "Preferred Stock"), par value $0.01 per share, having a liquidation preference of $50.00 per share. The Preferred Stock has no stated maturity and is not convertible into any other securities of the Company. The Preferred Stock is redeemable on or after October 15, 2027 at the Company's option. Net proceeds from the offering were used to repay borrowings under the Company's Credit Facilities.

10.  LEASE AGREEMENTS

The Company is the lessor and sub-lessor of retail stores under operating leases with term expiration dates ranging from 1999 to 2018. Most leases are renewable for five years after expiration of the initial term at the lessee's option. Future minimum lease receipts under non-cancelable operating leases as of December 31, 1998, exclusive of renewal option periods, were as follows (in thousands):

               1999............  $90,332
               2000............   88,961
               2001............   80,376
               2002............   68,393
               2003............   50,332
               Thereafter......   97,873
                              -------------
                                $476,267
                              =============

In 1987, a Predecessor partnership entered into a lease agreement for property in California. Land was estimated to be approximately 37% of the fair market value of the property. The portion of the lease attributed to land is classified as an operating lease and the remainder as a capital lease. The initial lease term is 25 years with two options of 5 and 4 1/2 years, respectively. The lease provides for additional rent based on specific levels of income generated by the property. No additional rental payments were incurred during 1998, 1997 or 1996. The Company has the option to cancel the lease upon six months written notice and six months advance payment of the then fixed monthly rent. If the lease is canceled, the building and leasehold improvements revert to the lessor.

OPERATING LEASES

Future minimum rental payments under operating leases for land and administrative offices as of December 31, 1998 were as follows (in thousands):

               1999...........      $1,208
               2000...........       1,203
               2001...........         786
               2002...........         755
               2003...........         767
               Thereafter.....       8,021
                                 -------------
                                   $12,740
                                 =============

Rental expense amounted to $1.0 million for the years ended December 31, 1998 and 1997 and $1.1 million for the year ended December 31, 1996.

CAPITAL LEASE

A leased property included in rental properties at December 31 consists of the following (in thousands):

                                           1998                  1997
                                      -----------------     ----------------

Building.............................     $8,621                $8,621
Less accumulated amortization........     (3,937)               (3,592)
                                      -----------------     ----------------
Leased property, net.................     $4,684                $5,029
                                      =================     ================

Future minimum payments under the capitalized building lease, including the present value of net minimum lease payments as of December 31, 1998 are as follows (in thousands):

1999................................        $1,117
2000................................         1,151
2001................................         1,185
2002................................         1,221
2003................................         1,258
Thereafter..........................        12,475
                                        ----------------
Total minimum lease payments........        18,407
Amount representing interest........        (8,795)
                                        ----------------
Present value of net minimum capital
lease payments......................         $9,612
                                        ================

11.  COMMITMENTS AND CONTINGENCIES

In November 1998, the Company agreed to provide up to $22 million in limited debt service guarantees under a standby facility for loans arranged by Value Retail PLC to construct outlet centers in Europe. The term of the standby facility is three years and guarantees shall not be outstanding for longer than five years after project completion. As of December 31, 1998, the Company had provided a commitment for a limited debt service guarantee of approximately $9 million for an outlet project at Disneyland-Paris in France. This guarantee will not be effective until the project opens, which is scheduled for late 2000. The Company had $1.8 million invested in Value Retail PLC at December 31, 1998 which is included in other assets.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

11.  COMMITMENTS AND CONTINGENCIES

In August 1995, the Company's President & Chief Operating Officer resigned and entered into a separation agreement with the Company that included consulting services to be provided through 1999, certain non-compete provisions, and the acquisition of certain undeveloped real estate assets. Upon completion of development, such real estate assets may be re-acquired by the Company, at its option, in accordance with a pre-determined formula based on cash flow. Transactions related to the separation agreement are not material to the financial statements of the Company.

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

12. RELATED PARTY INFORMATION

In September 1995, the Company transferred property with a book value of $4.8 million to its former President (a current unitholder) in exchange for a $4.0 million note secured by units in the Operating Partnership (the "Secured Note") and an $0.8 million unsecured note receivable (the "Unsecured Note"). The Secured Note bore interest at a rate of LIBOR plus 250 basis points per annum, payable monthly, and was due upon the earlier of the maker obtaining permanent financing on the property, the Company repurchasing the property under an option agreement, the maker selling the property to an unaffiliated third party, or January 1999. The Unsecured Note bore interest at a rate of 8.0% per annum and was due upon the earlier of the Company repurchasing the property under an option agreement, the maker selling the property to an unaffiliated third party, or September 2000. In January 1999, the Company received $4.5 million as payment in full for the two notes and wrote off $0.3 million.

On June 30, 1997 the Company forgave a $3.3 million related party note and paid $2.4 million in cash to acquire the remaining 50% interest in Solvang. The Company also collected $0.8 million in accrued interest on the note.

The Company had space leased to related parties of approximately 56,000 square feet during the year ended December 31, 1998 and 61,000 square feet during the years ended December 31, 1997 and 1996, respectively.

Rental income from those tenants, including reimbursement for taxes, common area maintenance and advertising, totaled $1.8 million, $1.5 million and $1.3 million during the years ended December 31, 1998, 1997 and 1996, respectively.

The Company has a consulting agreement with one of its directors through December 31, 1999. The agreement calls for monthly payments of $10,000.

Certain Directors and unitholders guarantee Company obligations under leases for one of the properties. The Company has indemnified these parties from and against any liability which they may incur pursuant to these guarantees.

13.  DIVIDEND REINVESTMENT PLAN

Shareholders who own at least 100 shares of the Company's common stock are eligible to reinvest dividends quarterly at a discount. Costs and commissions associated with the plan are paid by the Company.

14. STOCK OPTION PLAN

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rate of 6.00%, 6.00% and 6.18%; dividend yield of 8% for each of the three years; volatility factor of the expected market price of the Company's common stock based on historical results of 0.164, 0.174 and 0.206; and an expected life of the option of four years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate, management believes the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                   1998              1997               1996
                                   ----              ----               ----

Pro forma net income             $16,884           $27,318             $20,789
Pro forma earnings per share:
     Basic                          1.09              1.87                1.76
     Diluted                        1.08              1.84                1.74

A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                                 1996                    1997                     1998
                                                ----                     -----                    -----
                                         Options     Wtd-avg      Options     Wtd-avg       Options     Wtd-avg
                                         (000'S)     Ex. price    (000's)     Ex. price     (000's)     Ex. price
                                         -------     ---------    -------     ---------     -------     ---------
Outstanding beginning of year             917.5       $24.47      839.9        $24.88        829.8       $26.16
Granted                                    80.0       $28.88       75.0        $37.60        280.0       $36.33
Exercised                                (105.6)      $24.59      (52.1)       $25.29        (36.2)      $23.38
Forfeited                                 (52.0)      $24.49      (33.0)       $23.88        (12.0)      $23.38
                                        ----------  ------------  ---------   ----------  -----------  -----------
Outstanding end of year                   839.9       $24.88      829.8        $26.16      1,061.6       $28.97

Exercisable at end of year                285.4       $24.62      380.8        $24.97        540.2       $25.36

Weighted average fair value of
  options granted during the year         $3.42                   $2.65                      $2.35


Exercise prices for options outstanding as of December 31, 1998 ranged from $23.38 to $38.69 per share. The weighted average remaining contractual life of the options was 6.9 years.

EMPLOYEE STOCK PURCHASE PLAN

The Company's Board of Directors and shareholders approved an Employee Stock Purchase Plan (the "Purchase Plan"), effective July 1, 1998. The Purchase Plan covers an aggregate of 500,000 shares of common stock. Eligible employees have been in the employ of the Company or a participating subsidiary for five months or more and customarily work more than 20 hours per week. The Purchase Plan excludes employees who are "highly compensated employees" or own 5% or more of the voting power of the Company's stock. Eligible employees will purchase shares through automatic payroll deductions up to a maximum of 10% of weekly base pay. The Purchase Plan will be implemented by consecutive three-month offerings (each an "Option Period"). The price at which shares may be purchased shall be the lower of (a) 85% of the fair market value of the stock on the first day of the Option Period and (b) 85% of the fair market value of the stock on the last day of the Option Period. As of December 31, 1998 no employees were enrolled in the Purchase Plan and no material expense had been incurred. Eligible employee enrollment is expected to begin during the first quarter of 1999. The Purchase Plan will terminate after five years unless terminated earlier by the Board of Directors.

16.  401(K) PLAN

The Company maintains a defined contribution 401(k) savings plan (the "Plan") which was established to allow eligible employees to make tax-deferred contributions through voluntary payroll withholdings. All employees of the Company are eligible to participate in the Plan after completing one year of service and attaining age 21. Employees who elect to enroll in the Plan may elect to have from 1% to 15% of their pre-tax gross pay contributed to their account each pay period. As of January 1, 1998 the Plan was amended to include an employer discretionary matching contribution in an amount not to exceed 100% of each participant's first 6% of yearly compensation to the Plan. Matching contributions of approximately $150,000 are included in the Company's general and administrative expense.

17.  EXTRAORDINARY ITEM

Deferred financing costs of $0.3 million (net of minority interest of $62,000), $0.2 million (net of minority interest of $48,000) and $0.6 million (net of minority interest of $295,000) for the years ended December 31, 1998, 1997 and 1996, respectively, were expensed as a result of early debt extinguishments, and are reflected in the accompanying financial statements as an extraordinary item.

18.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following summary represents the results of operations, expressed in thousands except per share amounts, for each quarter during 1998 and 1997:

                                                     March 31         June 30         September 30       December 31
                                                  --------------- ---------------  ---------------  ---------------
 1998
 Base rental revenue...........................      $19,266         $20,815           $22,561          $23,950
 Total revenues................................       28,506          32,068            34,921           43,820
 Income before extraordinary item to
      common shareholders......................        5,682           2,112             8,104            1,547
 Net income to common shareholders.............        5,682           2,112             8,104            1,264
 Income before extraordinary item per
      weighted average common share (diluted)..        $0.36           $0.13             $0.52            $0.10
 Net income per weighted average
      common share (diluted)...................        $0.36           $0.13             $0.52            $0.08

 1997
 Base rental revenue...........................      $15,563         $17,286          $18,096          $19,748
 Total revenues................................       22,649          26,637           28,822           35,309
 Income before extraordinary item to
      common shareholders......................        5,140           5,613            7,658            9,242
 Net income to common shareholders.............        5,140           5,613            7,658            9,038
 Income before extraordinary item per
      weighted average common share (diluted)..        $0.37           $0.39            $0.49            $0.59
 Net income per weighted average
      common share (diluted)...................        $0.37           $0.39            $0.49            $0.58

19.  NON-CASH FINANCING AND INVESTING ACTIVITIES

In December 1998 and 1997, the Company declared distributions per unit of $0.69 for each year. The limited partners' distributions were paid in January of each subsequent year. In December 1996, the Company declared distributions per share or unit of $0.63, that were paid in January of the subsequent year.

In June 1997, the Company forgave a $3.3 million related party note receivable as partial consideration to acquire the remaining 50% interest in Solvang.

Other assets and other liabilities include $6.6 million and $3.9 million in 1998 and 1997, respectively, related to a deferred unit incentive program with certain key officers to be paid in 2002. Also included is $16.6 million in 1998 related to the present value of future payments to be received from The Mills Corporation under the Houston non-compete agreement.

During 1997 and 1996, the Operating Partnership issued units with an aggregate fair market value of $0.5 million, and $1.6 million, respectively, to acquire properties.

During 1997 and 1996, respectively, 1.4 million and 0.8 million Operating Partnership units were converted to common shares.


                                                    CHELSEA GCA REALTY, INC.
                                      SCHEDULE III-CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                            FOR THE YEAR ENDED DECEMBER 31, 1998 (IN THOUSANDS)

                                               Cost             Step-Up
                                            Capitalized         Related
                                            (Disposed             to
                                                 of)           Acquisition
                         Initial            Subsequent             of           Gross Amount
                         Cost                    to            Partnership      Carried
                         to                 Acquisition        Interest        at Close of Period
                        Company            (Improvements)          (1)         December 31, 1998
                        -----------------  ---------------   ---------------  -----------------------
                                                                                                                             Life
                                                                                                                             Used to
                                                                                                                            Compute
                                                                                                                            Depre-
                                                                                                                            ciation
Descrip-                       Buildings,        Buildings,        Buildings,      Buildings,                   Date        in
tion                           Fixtures          Fixtures          Fixtures        Fixtures            Accumu-  of          Latest
Outlet                         and               and               and             and                 lated    Const-      Income
Center        Encum-           Equip-            Equip-            Equip-          Equip-              Depre-   ruction     State-
Name          brances    Land  ment     Land     ment      Land    ment     Land   ment        Total   ciation              ment
-----------------------------------------------------------------------------------------------------------------------------------
Woodbury
Common, NY    $ -     $4,448  $16,073  $4,970  $119,607   $ -     $ -     $9,418  $135,680  $145,098   $23,335  '85, '93,       30
                                                                                                                '95, '98
Waikele, HI     -     22,800   54,357    -          348     -       -     22,800    54,705    77,505     3,129    '98           -

Desert Hills,
CA              -        975     -     2,376     59,643    830   4,936     4,181    64,579    68,760    15,279  '90, '94,       40
                                                                                                                '95, '97, '98

Wrentham, MA    -        157   2,817   3,484     59,728     -       -      3,641    62,545    66,186     2,823  '95, '96,       40
                                                                                                                '97, '98
Camarillo, CA   -      4,000     -     5,085     46,637     -       -      9,085    46,637    55,722     5,260  '94, '95        40
                                                                                                                '96, '97, '98
North
Georgia, GA     -      2,960  34,726     (39)    12,942     -       -      2,921    47,668    50,589     5,588  '95,'96,        40
                                                                                                                '97,'98

Clinton, CT     -      4,124  43,656      -        (154)    -       -      4,124    43,502    47,626     6,025  '95,'96         40

Leesburg, VA    -      6,296    -     (1,184)    41,186     -       -      5,112    41,186    46,298       445  '96, '97, '98    -

Petaluma
Village, CA     -      3,735    -      2,934     30,095     -       -      6,669    30,095    36,764     5,026  '93, '95, '96   40

Folsom, CA      -      4,169  10,465   2,692     18,461     -       -      6,861    28,926    35,787     6,028  '90, '92, '93,  40
                                                                                                                '96, '97

Liberty
Village, NJ     -        345     405   1,111     19,070 11,015    2,195   12,471    21,670    34,141     4,034  '81, '97,'98    30

Napa, CA        -      3,456   2,113   7,908     17,649    -        -     11,364    19,762    31,126     3,673  '62, '93, '95   40

Aurora, OH      -        637   6,884     879     17,112    -        -      1,516    23,996    25,512     4,494  '90, '93, '94,  40
                                                                                                                '95

Columbia
Gorge, OR       -        934    -       428      13,331    497    2,647    1,859    15,978    17,837     3,590  '91, '94        40

Santa Fe, NM    -         74    -     1,300      11,942    491    1,772    1,865    13,714    15,579     2,075  '93, '98        40

American Tin
Cannery, CA   9,612       -   8,621     -         6,613     -       -        -      15,234    15,234     6,710  '87, '98        25

Patriot
Plaza, VA      -         789  1,854     976       4,246     -       -      1,765     6,100     7,865      1,748 '86, '93,'95    40

Mammoth
Lakes, CA      -       1,180    530      -        2,411    994    1,430    2,174     4,371     6,545      1,369 '78             40

Corporate
Offices,
NJ, CA         -         -       60      -        4,627     -       -        -       4,687     4,687      1,751  -               5

St. Helena, CA -       1,029  1,522    (25)         773     38      78     1,042     2,373     3,415        469 '83             40

Orlando, FL    -         100     23    200          (23)    -       -        300       -         300         -   -               -

Allen, TX      -         150     -      -            -      -      -         150       -         150         -   -               -
          ------------------------------------------------------------------------------------------------------
          $9,612     $62,358 $184,106 $33,095  $486,244 $13,865 $13,058 $109,318  $683,408  $792,726   $102,851
          ======================================================================================================


The aggregate cost of the land, building, fixtures and equipment for federal tax purposes was approximately $793 million at December 31, 1998.
(1) As part of the formation transaction assets acquired for cash have been accounted for as a purchase.
    The step-up represents the amount of the purchase price that exceeds the net book value of the assets acquired (see Note 1).

                            CHELSEA GCA REALTY, INC.
                      SCHEDULE III-CONSOLIDATED REAL ESTATE
                    AND ACCUMULATED DEPRECIATION (CONTINUED)
                                 (IN THOUSANDS)



THE CHANGES IN TOTAL REAL ESTATE:

                                           YEAR ENDED DECEMBER 31,
                                       1998         1997                 1996
                                    ------------  --------------    -----------

Balance, beginning of period........  $708,933     $512,354           $415,983
Additions...........................   114,342      196,941             96,621
Dispositions and other..............   (30,549)        (362)              (250)
                                     ------------  -----------      -----------
Balance, end of period..............  $792,726     $708,933           $512,354
                                     ============  ===========      ===========


THE CHANGES IN ACCUMULATED DEPRECIATION:


                                             YEAR ENDED DECEMBER 31,

                                       1998         1997                 1996
                                     ----------   ------------      -----------

Balance, beginning of period........   $80,244      $58,054            $41,373
Additions...........................    29,176       22,314             16,931
Dispositions and other..............    (6,569)        (124)              (250)
                                    -------------  -------------   ------------
Balance, end of period..............  $102,851      $80,244            $58,054
                                    =============  =============   ============

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th of March 1999.

                                    CHELSEA GCA REALTY, INC.


                                    By: /S/ DAVID C. BLOOM
                                       -----------------------------
                                        David C. Bloom, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



Signature                        Title                              Date

/s/ DAVID C. BLOOM            Chairman of the Board             March 11, 1999
------------------------      and Chief Executive
    David C. Bloom            Officer

/s/ BARRY M. GINSBURG         Vice Chairman                     March 11, 1999
------------------------
    Barry M. Ginsburg

/s/ WILLIAM D. BLOOM          Executive Vice                    March 11, 1999
-------------------------     President-Strategic
    William D. Bloom          Relationships

/s/ LESLIE T. CHAO            President                         March 11, 1999
-------------------------
    Leslie T. Chao

/s/ MICHAEL J. CLARKE         Chief Financial                   March 11, 1999
--------------------------    Officer
    Michael J. Clarke

/s/ BRENDAN T. BYRNE          Director                          March 11, 1999
--------------------------
    Brendan T. Byrne

/s/ ROBERT FROMMER            Director                          March 11, 1999
---------------------------
    Robert Frommer

/s/ PHILIP D. KALTENBACHER    Director                          March 11, 1999
----------------------------
    Philip D. Kaltenbacher

/s/ REUBEN S. LEIBOWITZ       Director                          March 11, 1999
-----------------------------
    Reuben S. Leibowitz