Form 10-Q
period 1999-03-31
CHELSEA GCA REALTY INC
filed 1999-05-14
CIK 911215

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________.

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

The number of shares outstanding of the registrant's common stock, $0.01 par value was 15,682,171 at May 7, 1999.

                            CHELSEA GCA REALTY, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)                                Page

         Condensed Consolidated Balance Sheets
           as of March 31, 1999 and December 31, 1998................      3

         Condensed Consolidated Statements of Income
           for the three months ended March 31, 1999 and 1998........      4

         Condensed Consolidated Statements of Cash Flows
           for the three months ended March 31, 1999 and 1998........      5

         Notes to Condensed Consolidated Financial Statements........      6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................     10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..     15

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K............................     16

Signatures...........................................................     17

ITEM 1.  FINANCIAL STATEMENTS

                            CHELSEA GCA REALTY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  March 31,           December 31,
                                                                                    1999                  1998
                                                                                -------------       ----------------
                                                                                  (Unaudited)           (NOTE 1)
Assets
Rental properties:
     Land..................................................................      $ 109,031            $ 109,318
     Depreciable property..................................................        692,520              683,408
                                                                                ------------        --------------
Total rental property......................................................        801,551              792,726
Accumulated depreciation...................................................       (111,367)            (102,851)
                                                                                ------------        ---------------
Rental properties, net.....................................................        690,184              689,875
Cash and equivalents.......................................................         17,919                9,631
Notes receivable-related party.............................................           -                   4,500
Deferred costs, net........................................................         15,222               17,766
Properties held for sale...................................................          4,125                8,733
Other assets...............................................................         47,407               42,847
                                                                                ------------        ---------------
TOTAL ASSETS...............................................................      $ 774,857           $  773,352
                                                                                ============        ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Unsecured bank debt...................................................      $ 155,035           $  151,035
     7.75% Unsecured Notes due 2001........................................         99,845               99,824
     7.25% Unsecured Notes due 2007........................................        124,720              124,712
     Construction payables.................................................          8,367                12,927
     Accounts payable and accrued expenses.................................         16,808               19,769
     Obligation under capital lease........................................          9,571                9,612
     Accrued dividend and distribution payable.............................         14,615                3,274
     Other liabilities.....................................................         27,624               29,257
                                                                                -------------      ---------------
TOTAL LIABILITIES..........................................................        456,585             450,410

Commitments and contingencies

Minority interest..........................................................         41,703              42,551

Stockholders' equity:
     8.375% series A cumulative redeemable preferred stock, $0.01 par value, authorized 1,000 shares, issued and outstanding 1,000
     shares in 1999 and 1998 (aggregate liquidation preference $50,000)                 10                  10
     Common stock, $0.01 par value, authorized 50,000 shares,
     issued and outstanding 15,609 in 1999 and 15,608 in 1998..............            156                 156
     Paid-in-capital.......................................................        339,527             339,490
     Distributions in excess of net income.................................        (63,124)            (59,265)
                                                                                -------------       ---------------
TOTAL STOCKHOLDERS' EQUITY.................................................        276,569             280,391
                                                                                -------------       ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................................     $ 774,857            $ 773,352
                                                                                =============       ===============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                            CHELSEA GCA REALTY, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           1999                1998
                                                      ----------------    ----------------
 REVENUES:
    Base rent......................................       $24,555             $19,266
    Percentage rent................................         2,371               1,786
    Expense reimbursements.........................         8,192               6,800
    Other income...................................         1,845                 654
                                                       ---------------     ----------------
TOTAL REVENUES.....................................        36,963              28,506
                                                       ---------------     ----------------

EXPENSES:
    Interest.......................................         6,283               4,125
    Operating and maintenance......................         9,151               7,590
    Depreciation and amortization..................         9,924               7,278
    General and administrative.....................         1,139                 886
    Other..........................................           418                 628
                                                       ----------------    ----------------
TOTAL EXPENSES                                             26,915              20,507
                                                       ----------------    ----------------

NET INCOME BEFORE MINORITY INTEREST.................       10,048               7,999

    Minority interest                                      (1,621)             (1,270)
                                                       ----------------    ----------------

NET INCOME                                                  8,427               6,729

    Preferred dividend                                     (1,047)             (1,047)
                                                      ----------------    ----------------

NET INCOME TO COMMON SHAREHOLDERS                          $7,380              $5,682
                                                      ================    ================

BASIC:
Net income per common share                                 $0.47               $0.37
Weighted average common shares outstanding                 15,608              15,353

DILUTED:
Net income per common share                                 $0.47               $0.36
Weighted average common shares outstanding                 15,760              15,611


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                            CHELSEA GCA REALTY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            1999               1998
                                                                         ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income...................................................          $8,427             $6,729
    Adjustments to reconcile net income to net cash
     provided by operating activities:
    Depreciation and amortization................................           9,924              7,278
    Minority interest in net income..............................           1,621              1,270
    Proceeds from non-compete receivable.........................           4,600                -
    Amortization of non-compete revenue..........................          (1,284)               -
    Additions to deferred lease costs............................            (101)              (978)
    Other operating activities...................................              29                 97
    Changes in assets and liabilities:
      Straight-line rent receivable..............................            (335)              (329)
      Other assets...............................................           6,142              5,762
      Accounts payable and accrued expenses......................          (2,936)              (200)
                                                                       ------------        ------------
Net cash provided by operating activities........................          26,087             19,629
                                                                       ------------        ------------

CASH FLOWS USED IN INVESTING ACTIVITIES
Additions to rental properties...................................         (13,803)           (27,238)
Additions to deferred development costs..........................            (359)              (890)
Proceeds from sale of center.....................................           4,483                -
Payments from related party......................................           4,500                -
Additions to investments in joint ventures.......................         (13,153)               -
Other investing activities.......................................            -                  (285)
                                                                        -----------        ------------
Net cash used in investing activities............................         (18,332)           (28,413)
                                                                        ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions....................................................          (3,414)            (3,414)
Debt proceeds....................................................           4,000             12,000
Repayments of debt...............................................            -                (4,000)
Additions to deferred financing costs............................             (90)            (1,083)
Net proceeds from sale of common stock...........................              37                 25
Other financing activities.......................................            -                   (57)
                                                                        ------------       ------------
Net cash provided by financing activities........................             533              3,471
                                                                        ------------       ------------
Net increase (decrease) in cash and equivalents..................           8,288             (5,313)
Cash and equivalents, beginning of period........................           9,631             14,538
                                                                        ------------       ------------
Cash and equivalents, end of period..............................         $17,919             $9,225
                                                                        ============       ============

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                            CHELSEA GCA REALTY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Chelsea GCA Realty, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT"). The Company is the managing general partner of Chelsea GCA Realty Partnership, L.P. (the "Operating Partnership" or "OP"), an operating partnership which at March 31, 1999 owned and provided development, leasing, marketing and management services for 19 upscale and fashion-oriented manufacturers' outlet centers (the "Properties") containing approximately 4.9 million square feet of gross leasable area ("GLA"). The Properties are located near large metropolitan areas including New York City, Los Angeles, San Francisco, Sacramento, Boston, Atlanta, Washington DC, Portland (Oregon) and Cleveland, or at or near tourist destinations including Honolulu, the Napa Valley, Palm Springs and the Monterey Peninsula. The Company also has a number of properties under development and expansion.

All of the Company's assets are held by, and all of its operations are conducted through, the OP. Due to the Company's ability, as the sole general partner, to exercise both financial and operational control over the OP, it is consolidated in the accompanying financial statements. All intercompany transactions have been eliminated in consolidation.

Ownership of the OP as of March 31, 1999 was as follows:

         Company                82.0%                  15,609,000   units
         Unitholders            18.0%                   3,429,000   units
                            ----------------       ----------------
                  TOTAL        100.0%                  19,038,000


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

2.    PROPERTIES HELD FOR SALE

As of March 31, 1999, properties held for sale represented the fair value, less estimated costs to sell, of Solvang Designer Outlets ("Solvang"). As of December 31, 1998, Lawrence Riverfront Plaza was also included in properties held for sale and was sold on March 26, 1999 with no additional loss recognized.

During the second quarter of 1998, the Company decided to sell Solvang, a 51,000 square foot center in Solvang, California, for a net selling price of $5.6 million. The center had a book value of $10.5 million, resulting in a writedown of $4.9 million in the second quarter of 1998. During the fourth quarter, the initial purchase offer was withdrawn and the Company received another offer for a net selling price of $4.1 million, requiring a further writedown of $1.6 million. For the quarter ended March 31, 1999, Solvang accounted for less than 1% of the Company's revenues and net operating income.

3.  NON-COMPETE AGREEMENT

In October 1998, the Company signed a definitive agreement to terminate the development of Houston Premium Outlets, a joint venture project with Simon Property Group, Inc. Under the terms of the agreement, the Company will receive payments totaling $21.4 million from The Mills Corporation, to be made over four years, as well as immediate reimbursement for its share of land costs, development costs and fees related to the project. The revenue is being recognized on a straight-line basis over the term of the agreement. The Company received a payment of $4.6 million and recognized income of $1.3 million during the 1999 first quarter. The Company has withdrawn from the Houston development partnership and agreed to certain restrictions on competing in the Houston market through the year 2002.

4.    DEBT

On March 30, 1998, the OP replaced its two unsecured bank revolving lines of credit, totaling $150 million (the "Credit Facilities"), with a new $160 million senior unsecured bank line of credit (the "Senior Credit Facility"). The Senior Credit Facility expires on March 30, 2001 and bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (6.05% at March 31, 1999) or the prime rate, at the OP's option. The LIBOR rate spread ranges from 0.85% to 1.25% depending on the Company's Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. The OP has an annual right to request a one-year extension of the Senior Credit Facility which may be granted at the option of the lenders. Lenders representing 84% of the Senior Credit Facility have agreed to extend the Facility until March 30, 2002. At March 31, 1999, $70 million was available under the Senior Credit Facility.

Also on March 30, 1998, the OP entered into a $5 million term loan (the "Term Loan") which carries the same interest rate and maturity as the Senior Credit Facility.

In November 1998, the OP obtained a $60 million term loan which expires April 2000 and bears interest on the outstanding balance at a rate equal to LIBOR plus 1.40% (6.40% at March 31, 1999). Proceeds from the loan were used to pay down borrowings under the Senior Credit Facility.

In January 1996, the OP completed a $100 million public debt offering of 7.75% unsecured term notes due January 2001 (the "7.75% Notes"), which are guaranteed by the Company. The 7.75% Notes were priced at a discount of 99.592 to yield 7.85% to investors.

In October 1997, the OP completed a $125 million public debt offering of 7.25% unsecured term notes due October 2007 (the "7.25% Notes"). The 7.25% Notes were priced to yield 7.29% to investors, 120 basis points over the 10-year U.S. Treasury rate.

Interest and loan costs of approximately $0.5 million and $1.6 million were capitalized as development costs during the three months ended March 31, 1999 and 1998, respectively.

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

6.    DIVIDENDS

On March 11, 1999, the Board of Directors of the Company declared a $0.72 per share dividend to shareholders of record on March 31, 1999. The dividend, totaling $11.2 million, was paid on April 19, 1999. The OP simultaneously paid a $0.72 per unit cash distribution, totaling $2.5 million, to its unitholders.

7.    INCOME TAXES

The Company is taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, and generally will not be subject to federal income tax to the extent it distributes at least 95% of its REIT taxable income to its stockholders and meets certain other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed taxable income. At March 31, 1999 and 1998, the Company was in compliance with all REIT requirements and was not subject to federal income taxes.

8.    NET INCOME PER COMMON SHARE

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock of 0.2 million for the three months ended March 31, 1999 and 0.3 million for the three months ended March 31, 1998.

9.    COMMITMENTS AND CONTINGENCIES

The Company has minority interests ranging from 5% to 15% in several outlet centers and outlet development projects in Europe. Two outlet centers, Bicester Village outside of London, England and La Roca Company Stores outside of Barcelona, Spain, are currently open and operated by Value Retail PLC and its affiliates. Three new European projects and expansions of the two existing centers are in various stages of development and are expected to open within the next two years. The Company's total investment in Europe as of March 31, 1999 was approximately $3.5 million. The Company has also agreed to provide up to $22 million in limited debt service guarantees under a standby facility for loans arranged by Value Retail PLC to construct outlet centers in Europe. The term of the standby facility is three years and guarantees shall not be outstanding for longer than five years after project completion. As of March 31, 1999, the Company has provided limited debt service guaranties of approximately $14 million for two projects.

During 1998, the Company entered into a memorandum of understanding (expiring in June 1999) with two partners to study the feasibility of developing new outlet centers in Japan. The partners are currently researching potential development sites and intend to organize a formal joint venture when viable projects are located and approved. The Company's current financial commitment is not material.

Construction has commenced on Orlando Premium Outlets ("OPO"), a 430,000 square foot 50/50 joint venture project between the Company and Simon. OPO is located on Interstate 4, midway between Walt Disney World/EPCOT and Sea World in Orlando, Florida and is scheduled to open in the first half of 2000. In February 1999, the joint venture entered into a $82.5 million construction loan agreement that is expected to fund approximately 75% of the costs of the project. The loan is 50% guaranteed by the Company and as of March 31, 1999, there were no amounts outstanding. The balance of construction costs will be funded equally by the Company and Simon.

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

10.        RELATED PARTY INFORMATION

In September 1995, the Company transferred property with a book value of $4.8 million to its former President (a current unitholder) in exchange for a $4.0 million note secured by units in the Operating Partnership (the "Secured Note") and a $0.8 million unsecured note receivable (the "Unsecured Note"). In January 1999, the Company received $4.5 million as payment in full for the two notes. The remaining $0.3 million write off was recognized in December 1998.

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

GENERAL OVERVIEW

The Company has grown by increasing rent at its existing centers, expanding its existing centers, developing new centers and acquiring and redeveloping centers. The Company operated 19 manufacturers' outlet centers at March 31, 1999 compared to 20 at the end of the same quarter in the prior year. The Company's operating gross leasable area (GLA) at March 31, 1999 (which excludes properties held for sale), increased 10.3% to 4.9 million square feet from 4.4 million square feet at March 31, 1998. Net GLA added since April 1, 1998 is detailed as follows:


                                                  12 mos ended           3 mos ended            9 mos ended
                                                   March 31,             March 31,             December 31,
                                                     1999                   1999                   1998
                                                  ------------           ------------           ------------
Changes in GLA (sf in 000's):
NEW CENTER DEVELOPED:
    Leesburg Corner..............................     270                     -                     270
                                                   ------------           ------------           ------------
TOTAL NEW CENTER.................................     270                     -                     270

CENTERS EXPANDED:
    Woodbury Common..............................     145                     -                     145
    Wrentham Village.............................     126                     -                     126
    Camarillo....................................      45                     -                      45
    North Georgia................................      31                     -                      31
    Folsom.......................................      19                     -                      19
    Columbia Gorge...............................      16                     -                      16
    Other (net)..................................       2                    15                     (13)
                                                   ------------           ------------           ------------
TOTAL CENTERS EXPANDED...........................     384                    15                     369

CENTERS HELD FOR SALE/SOLD:
    Lawrence Riverfront..........................    (146)                    -                    (146)
    Solvang Designer Outlets.....................     (52)                    -                     (52)
                                                   ------------           ------------           ------------
TOTAL CENTERS HELD FOR SALE/SOLD                     (198)                    -                    (198)

NET GLA ADDED DURING THE PERIOD                       456                    15                     441

GLA AT END OF PERIOD.............................   4,891                 4,891                   4,876
--------------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 TO THE THREE MONTHS ENDED MARCH 31, 1998.

Net income before minority interest increased $2.0 million to $10.0 million for the three months ended March 31, 1999 from $8.0 million for the three months ended March 31, 1998. Increases in revenues, primarily the result of expansions, and a new center opening, were offset by higher interest on borrowings and depreciation and amortization.

Base rentals increased $5.3 million, or 27.5%, to $24.6 million for the three months ended March 31, 1999 from $19.3 million for the three months ended March 31, 1998 due to expansions, a new center opened, and higher average rents on new leases and renewals.

Percentage rents increased $0.6 million to $2.4 million for the three months ended March 31, 1999, from $1.8 million for the three months ended March 31, 1998. The increase was primarily due to the opening of one new center in 1998, expansions, increased tenant sales and a higher number of tenants contributing percentage rents.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $1.4 million, or 20.5%, to $8.2 million for the three months ended March 31, 1999 from $6.8 million for the three months ended March 31, 1998, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses was 89.5% in the first quarter of 1999, compared to 89.6% in the first quarter of 1998.

Other income increased $1.2 million to $1.8 million for the three months ended March 31, 1999, from $0.6 million for the three months ended March 31, 1998. The increase is primarily the result of income from the agreement not to compete with the Mills Corporation in the Houston, Texas area.

Interest in excess of amounts capitalized increased $2.2 million to $6.3 million for the three months ended March 31, 1999 from $4.1 million for the three months ended March 31, 1998 primarily due to higher debt balances from increased GLA in operation.

Operating and maintenance expenses increased $1.6 million, or 20.6%, to $9.2 million for the three months ended March 31, 1999 from $7.6 million for the three months ended March 31, 1998. The increase was primarily due to costs related to expansions and a new center opening.

Depreciation and amortization expense increased $2.6 million, or 36.4%, to $9.9 million for the three months ended March 31, 1999 from $7.3 million for the three months ended March 31, 1998. The increase was due to depreciation of expansions and a new center opening in 1998.

General and administrative expenses increased $0.2 million to $1.1 million for the three months ended March 31, 1999 from $0.9 million for the three months ended March 31, 1998 primarily due to increased personnel, overhead costs and accrual for deferred compensation.

Other expenses decreased $0.2 million to $0.4 million for the three months ended March 31, 1999 from $0.6 million for the three months ended March 31, 1998. The decrease was primarily due to reduced legal expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes it has adequate financial resources to fund operating expenses, distributions, and planned development and construction activities. Operating cash flow during 1999 is expected to increase with a full year of operations of the 776,000 square feet of GLA added during 1998, including the opening of Leesburg Corner Premium Outlets in October 1998 and expansions of approximately 310,000 square feet in 1999. In addition, at March 31, 1999 the Company and the OP had $70.0 million available under the Senior Credit Facility, access to the public markets through shelf registrations covering $200 million of equity and $175 million of debt, and cash equivalents of $17.9 million.

Operating cash flow is expected to provide sufficient funds for dividends and distributions in accordance with REIT federal income tax requirements. In addition, the Company anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its centers.

Common distributions declared and recorded during the three months ended March 31, 1999 were $13.7 million, or $0.72 per share or unit. The Company's dividend payout ratio as a percentage of net income before minority interest, depreciation and amortization, exclusive of amortization of deferred financing costs ("FFO") was 74.1% during the three months ended March 31, 1999. The Senior Credit Facility limits aggregate dividends and distributions to the lesser of
(i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

On March 30, 1998, the OP replaced its two unsecured bank revolving lines of credit, totaling $150 million (the "Credit Facilities"), with a new $160 million senior unsecured bank line of credit (the "Senior Credit Facility"). The Senior Credit Facility expires on March 30, 2001 and bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (6.05% at March 31, 1999) or the prime rate, at the OP's option. The LIBOR spread ranges from 0.85% to 1.25% depending on the Operating Partnership's Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. The OP has an annual right to request a one-year extension of the Senior Credit Facility which may be granted at the option of the lenders. Lenders representing 84% of the Senior Credit Facility have agreed to extend the Facility until March 30, 2002.

Expansions totaling more than 300,000 square feet of GLA are currently under construction and scheduled to open in 1999. These include the 120,000 square-foot third phase of Wrentham Village Premium Outlets (Wrentham, Massachusetts); the 100,000 square-foot fourth phase of North Georgia Premium Outlets (Dawsonville, Georgia); and the 90,000 square-foot second phase of Leesburg Corner Premium Outlets. These projects are under development and there can be no assurance that they will be completed or opened, or that there will not be delays in opening or completion. Excluding joint venture projects with Simon Property Group, Inc. ("Simon"), the Company anticipates 1999 development and construction costs of $50 million to $60 million. Funding is currently expected from borrowings under the Senior Credit Facility, additional debt offerings, and/or equity offerings.

Construction is also underway on Orlando Premium Outlets ("OPO"), a 430,000 square-foot upscale outlet center located on Interstate 4 midway between Walt Disney World/EPCOT and Sea World in Orlando, Florida. OPO is a joint venture project between the Company and Simon and is scheduled to open as a single phase in mid-2000. In February 1999, the joint venture entered into a $82.5 million construction loan agreement that is expected to fund approximately 75% of the costs of the project. The loan is 50% guaranteed by the Company and as of March 31, 1999, there were no amounts outstanding on the loan. The balance of construction costs will be funded equally by the Company and Simon.

The Company announced in October 1998 that it sold its interest in and terminated the development of Houston Premium Outlets, a joint venture project with Simon. Under the terms of the agreement, the Company will receive non-compete payments totaling $21.4 million from The Mills Corporation; $3.0 million was received at closing, the first of four annual installments of $4.6 million was received in January 1999 and the remaining installments are to be received on each January 2, through 2002. The Company has also been reimbursed for its share of land costs, development costs and fees related to the project.

The Company has minority interests ranging from 5% to 15% in several outlet centers and outlet development projects in Europe. Two outlet centers, Bicester Village outside of London, England and La Roca Company Stores outside of Barcelona, Spain, are currently open and operated by Value Retail PLC and its affiliates. Three new European projects and expansions of the two existing centers are in various stages of development and are expected to open within the next two years. The Company's total investment in Europe as of March 31, 1999 was approximately $3.5 million. The Company has also agreed to provide up to $22 million in limited debt service guarantees under a standby facility for loans arranged by Value Retail PLC to construct outlet centers in Europe. The term of the standby facility is three years and guarantees shall not be outstanding for longer than five years after project completion. As of March 31, 1999, the Company has provided limited debt service guaranties of approximately $14 million for two projects.

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

Net cash provided by operating activities increased $6.5 million for the three months ended March 31, 1999 compared to the corresponding 1998 period, primarily due to the growth of the Company's GLA to 4.9 million square feet in 1999 from
4.4 million square feet in 1998 and receipt of payment on a non-compete receivable. Net cash used in investing activities decreased $10.1 million for the three months ended March 31, 1999 compared to the corresponding 1998 period, as a result of proceeds from sale of a center and receipt of payment on a note receivable. At March 31, 1999, net cash provided by financing activities decreased by $2.9 million primarily due to higher borrowings for construction during the 1998 first quarter.

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

THIRD PARTIES: The Company has third-party relationships with approximately 400 tenants and 4,000 suppliers and contractors. Many of these third parties are publicly-traded corporations and subject to disclosure requirements. The Company has begun assessment of major third parties' Y2K readiness including tenants, key suppliers of outsourced services including stock transfer, debt servicing, banking collection and disbursement, payroll and benefits, while simultaneously responding to their inquiries regarding the Company's readiness. The majority of the Company's vendors are small suppliers that the Company believes can manually execute their business and are readily replaceable. Management also believes there is no material risk of being unable to procure necessary supplies and services. Third-party assessment is approximately 50% complete and expected to be completed by June 30, 1999. The Company continues to monitor Y2K disclosures in SEC filings of publicly-owned third parties.

COSTS: The accounting software upgrade and conversion is being executed under maintenance and support agreements with software vendors. The total cost of the accounting conversion which the Company had previously commenced during the 1998 third quarter is estimated at approximately $200,000 including the Y2K portion of the conversion that cannot be readily identified and is not material to the operating results or financial position of the Company.

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

                                                           Three Months Ended
                                                                 March 31,
                                                          1999            1998
                                                        ----------      -------

Net income to common shareholders ................       $7,380          $5,682
Add back:
  Depreciation and amortization...................        9,924           7,278
  Amortization of deferred financing costs and
    depreciation of non-rental real estate assets..        (435)           (400)
  Minority interest................................       1,621           1,270
                                                       ----------      --------
FFO................................................     $18,490         $13,830
                                                       ==========      ========
Average diluted shares/units outstanding...........      19,189          19,042
Dividends declared per share.......................       $0.72           $0.69


ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily from its floating rate debt arrangements. The Company currently does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100-basis point adverse move (increase) in interest rates along the entire rate curve would adversely affect the Company's annual interest cost by approximately $1.2 million annually.

                            CHELSEA GCA REALTY, INC.

PART II.              OTHER INFORMATION

ITEM 6.               EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

                            CHELSEA GCA REALTY, INC.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            CHELSEA GCA REALTY, INC.


                                            By: /S/ MICHAEL J. CLARKE
                                               -----------------------
                                               Michael J. Clarke
                                               Chief Financial Officer

Date:  May 11, 1999