Form 10-Q
period 1999-06-30
CHELSEA GCA REALTY INC
filed 1999-08-13
CIK 911215

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________.

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

The number of shares outstanding of the registrant's common stock, $0.01 par value was 15,801,273 at August 9, 1999.

                            CHELSEA GCA REALTY, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)                                  Page

         Condensed Consolidated Balance Sheets
           as of June 30, 1999 and December 31, 1998...................      3

         Condensed Consolidated Statements of Income
           for the three and six months ended June 30, 1999 and 1998...      4

         Condensed Consolidated Statements of Cash Flows
           for the six months ended June 30, 1999 and 1998.............      5

         Notes to Condensed Consolidated Financial Statements..........      6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....     16

PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders...........     17

Item 6.  Exhibits and Reports on Form 8-K..............................     17

Signatures.............................................................     18

ITEM 1.  FINANCIAL STATEMENTS
                            CHELSEA GCA REALTY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    JUNE 30,          December 31,
                                                                                     1999                1998
                                                                                ----------------    --------------
                                                                                  (Unaudited)           (NOTE 1)
Assets
Rental properties:
     Land..................................................................     $ 108,600           $ 109,318
     Depreciable property..................................................       704,446             683,408
                                                                                -----------         -----------
Total rental property......................................................       813,046             792,726
Accumulated depreciation...................................................      (120,110)           (102,851)
                                                                                -----------         -----------
Rental properties, net.....................................................       692,936             689,875
Cash and cash equivalents..................................................        12,172               9,631
Notes receivable - related party...........................................         1,400               4,500
Deferred costs, net........................................................        15,588              17,766
Properties held for sale...................................................         4,125               8,733
Other assets...............................................................        52,452              42,847
                                                                                -----------         ------------
TOTAL ASSETS...............................................................     $ 778,673           $ 773,352
                                                                                ===========         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Unsecured bank debt...................................................     $ 161,035           $ 151,035
     7.75% Unsecured Notes due 2001........................................        99,865              99,824
     7.25% Unsecured Notes due 2007........................................       124,727             124,712
     Construction payables.................................................         7,102              12,927
     Accounts payable and accrued expenses.................................        19,305              19,769
     Obligation under capital lease........................................         9,530               9,612
     Accrued dividend and distribution payable.............................        14,668               3,274
     Other liabilities.....................................................        26,413              29,257
                                                                                -----------         ------------
TOTAL LIABILITIES..........................................................       462,645             450,410

Commitments and contingencies

Minority interest..........................................................        40,124              42,551

Stockholders' equity:
     8.375% series A cumulative redeemable preferred stock, $0.01 par value, authorized 1,000 shares, issued and outstanding 1,000
     shares in 1999 and 1998 (aggregate liquidation preference $50,000)....            10                  10
     Common stock, $0.01 par value, authorized 50,000 shares,
     issued and outstanding 15,742 in 1999 and 15,608 in 1998..............           158                 156
     Paid-in-capital.......................................................       342,528             339,490
     Distributions in excess of net income.................................       (66,792)            (59,265)
                                                                                -----------        -------------
TOTAL STOCKHOLDERS' EQUITY.................................................       275,904             280,391
                                                                                -----------        -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................................     $ 778,673           $ 773,352
                                                                                ===========        =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                            CHELSEA GCA REALTY, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          Three Months                   Six Months
                                                                         Ended June 30,                 Ended June 30,
                                                                     1999            1998            1999          1998
                                                                ------------    ------------   -------------   ------------
Revenues:
   Base rent................................................         $24,580         $20,815         $49,135        $40,081
   Percentage rent..........................................           2,644           1,951           5,015          3,737
   Expense reimbursements...................................           9,351           8,529          17,543         15,329
   Other income.............................................           2,305             773           4,150          1,427
                                                                ------------    ------------   -------------   ------------
TOTAL REVENUES..............................................          38,880          32,068          75,843         60,574
                                                                ------------    ------------   -------------   ------------
EXPENSES:
   Interest.................................................           6,404           4,708          12,687          8,833
   Operating and maintenance................................          10,208           9,412          19,359          17,002
   Depreciation and amortization............................           9,781           7,755          19,705          15,033
   General and administrative...............................           1,404           1,003           2,543           1,889
   Loss on writedown of asset...............................             -             4,894            -              4,894
   Other                                                                 700             667           1,118           1,295
                                                                ------------    ------------   -------------    ------------
TOTAL EXPENSES..............................................          28,497          28,439          55,412          48,946
                                                                ------------    ------------   -------------    ------------

NET INCOME BEFORE MINORITY INTEREST.........................          10,383          3,629           20,431          11,628

   Minority interest........................................          (1,665)         (470)           (3,286)         (1,740)
                                                                ------------    ------------   -------------    ------------

NET INCOME..................................................           8,718           3,159          17,145           9,888

   Preferred dividend.......................................          (1,047)         (1,047)         (2,094)         (2,094)
                                                                ------------    ------------   -------------    ------------

NET INCOME TO COMMON SHAREHOLDERS...........................          $7,671          $2,112         $15,051          $7,794
                                                                ============    ============   =============    ============

BASIC:
   Net income per common share..............................           $0.49           $0.14          $0.96            $0.51
   Weighted average common shares outstanding...............          15,691          15,403         15,649           15,379

DILUTED:
   Net income per common share..............................           $0.48           $0.13          $0.95            $0.50
   Weighted average common shares outstanding...............          15,898          15,681         15,829           15,646


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                            CHELSEA GCA REALTY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)
                                 (IN THOUSANDS)
                                                                                   1999               1998
                                                                                ------------       ------------
       CASH FLOWS FROM OPERATING ACTIVITIES
       Net income...................................................             $17,145            $ 9,888
       Adjustments to reconcile net income to net cash
         provided by operating activities:
          Depreciation and amortization.............................              19,705             15,033
          Minority interest in net income...........................               3,286              1,740
          Writedown of asset........................................                -                 4,894
          Proceeds from non-compete receivable......................               4,600                 -
          Amortization of non-compete revenue.......................              (2,568)                -
          Additions to deferred lease costs.........................                (995)              (840)
          Other operating activities................................                 681                202
          Changes in assets and liabilities:
            Straight-line rent receivable...........................                (732)              (717)
            Other assets............................................               2,786              6,816
            Accounts payable and accrued expenses...................                (423)               448
                                                                                ------------      ------------
       Net cash provided by operating activities....................              43,485             37,464
                                                                                ------------      ------------

       Cash flows used in investing activities
       Additions to rental properties...............................             (27,164)           (58,839)
       Additions to deferred development costs......................                (357)            (2,076)
       Proceeds from sale of center.................................               4,483                 -
       Payments from related party..................................               4,500                 -
       Loan to related party........................................              (1,400)                -
       Additions to investments in joint ventures...................             (14,429)                -
       Other investing activities...................................                -                  (407)
                                                                                ------------      ------------
       Net cash used in investing activities                                     (34,367)           (61,322)
                                                                                ------------      ------------
       Cash flows from financing activities
       Distributions................................................             (18,167)           (17,424)
       Debt proceeds................................................              14,000             38,000
       Repayments of debt...........................................              (4,000)            (4,000)
       Additions to deferred financing costs........................                (626)            (1,143)
       Net proceeds from sale of common stock.......................               2,216              2,204
       Other financing activities...................................                -                   (57)
                                                                                ------------      ------------
       Net cash (used in) provided by financing activities..........              (6,577)            17,580
                                                                                ------------      ------------

       Net increase (decrease) in cash and cash equivalents..........              2,541             (6,278)
       Cash and cash equivalents, beginning of period................              9,631             14,538
                                                                                ------------      ------------
       Cash and cash equivalents, end of period......................            $12,172             $8,260
                                                                                ============      ============


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                            CHELSEA GCA REALTY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Chelsea GCA Realty, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT"). The Company is the managing general partner of Chelsea GCA Realty Partnership, L.P. (the "Operating Partnership" or "OP"), an operating partnership which at June 30, 1999 owned and provided development, leasing, marketing and management services for 19 upscale and fashion-oriented manufacturers' outlet centers (the "Properties") containing approximately 5.0 million square feet of gross leasable area ("GLA"). The Properties are located near large metropolitan areas including New York City, Los Angeles, San Francisco, Sacramento, Boston, Atlanta, Washington DC, Portland (Oregon) and Cleveland, or at or near tourist destinations including Honolulu, Napa Valley, Palm Springs and the Monterey Peninsula. The Company also has a number of properties under development and expansion.

All of the Company's assets are held by, and all of its operations are conducted through, the OP. Due to the Company's ability, as the sole general partner, to exercise both financial and operational control over the OP, it is consolidated in the accompanying financial statements. All intercompany transactions have been eliminated in consolidation.

Ownership of the OP as of June 30, 1999 was as follows:

         Company                82.4%                      15,742,000   units
         Unitholders            17.6%                       3,370,000   units
                            ----------------          -----------------
                   TOTAL       100.0%                      19,112,000


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. Statement 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of the Statement will have a significant effect on its results of operations or financial position.

2.    PROPERTIES HELD FOR SALE

As of June 30, 1999, properties held for sale represented the fair value, less estimated costs to sell, of Solvang Designer Outlets ("Solvang"). As of December 31, 1998, Lawrence Riverfront Plaza was also included in properties held for sale and was sold on March 26, 1999 with no additional loss recognized.

During the second quarter of 1998, the Company decided to sell Solvang, a 51,000 square foot center in Solvang, California, for a net selling price of $5.6 million. The center had a book value of $10.5 million, resulting in a writedown of $4.9 million in the second quarter of 1998. During the fourth quarter, the initial purchase offer was withdrawn and the Company received another offer for a net selling price of $4.1 million, requiring a further writedown of $1.6 million. For the three and six month periods ended June 30, 1999, Solvang accounted for less than 1% of the Company's revenues and net operating income.

3.  NON-COMPETE AGREEMENT

In October 1998, the Company signed a definitive agreement to terminate the development of Houston Premium Outlets, a joint venture project with Simon Property Group, Inc. ("Simon"). Under the terms of the agreement, the Company has withdrawn from the Houston development partnership and agreed to certain restrictions on competing in the Houston market through the year 2002. The Company will receive non-compete payments totaling $21.4 million from The Mills Corporation; $3.0 million was received at closing, the first of four annual installments of $4.6 million was received in January 1999 and the remaining installments are to be received on each January 2, through 2002. The Company has also been reimbursed for its share of land costs, development costs and fees related to the project. The revenue is being recognized on a straight-line basis over the term of the non-compete agreement and the Company recognized income of $2.6 million during the six months ended June 30, 1999.

4.    DEBT

On March 30, 1998, the OP replaced its two unsecured bank revolving lines of credit, totaling $150 million (the "Credit Facilities"), with a new $160 million senior unsecured bank line of credit (the "Senior Credit Facility"). The Senior Credit Facility expires on March 30, 2001 and the OP has an annual right to request a one-year extension of the Senior Credit Facility which may be granted at the option of the lenders. Lenders representing 84% of the Senior Credit Facility have agreed to extend the Facility until March 30, 2002. The Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (6.30% at June 30, 1999) or the prime rate, at the OP's option. The LIBOR rate spread ranges from 0.85% to 1.25% depending on the Company's Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. At June 30, 1999, $64 million was available under the Senior Credit Facility.

Also on March 30, 1998, the OP entered into a $5 million term loan (the "Term Loan") which carries the same interest rate and maturity as the Senior Credit Facility. The Term Loan has also been extended to March 30, 2002.

In November 1998, the OP obtained a $60 million term loan which expires April 2000 and bears interest on the outstanding balance at a rate equal to LIBOR plus 1.40% (6.40% at June 30, 1999). Proceeds from the loan were used to pay down borrowings under the Senior Credit Facility.

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

Interest and loan costs of approximately $1.0 million and $3.0 million were capitalized as development costs during the six months ended June 30, 1999 and 1998, respectively.

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

6.    DIVIDENDS

On June 14, 1999, the Board of Directors of the Company declared a $0.72 per share dividend to shareholders of record on June 30, 1999. The dividend, totaling $11.3 million, was paid on July 19, 1999. The OP simultaneously paid a $0.72 per unit cash distribution, totaling $2.4 million, to its unitholders.

7.    INCOME TAXES

The Company is taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, and generally will not be subject to federal income tax to the extent it distributes at least 95% of its REIT taxable income to its stockholders and meets certain other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed taxable income. At June 30, 1999 and 1998, the Company was in compliance with all REIT requirements and was not subject to federal income taxes.

8.    NET INCOME PER COMMON SHARE

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock of 0.2 million for the three and six months ended June 30, 1999 and 0.3 million for the three and six months ended June 30, 1998.

9.    COMMITMENTS AND CONTINGENCIES

The Company has agreed under a standby facility to provide up to $22 million in limited debt service guarantees for loans arranged by Value Retail PLC, an affiliate, to construct outlet centers in Europe. The term of the standby facility is three years and guarantees shall not be outstanding for longer than five years after project completion. As of June 30, 1999, the Company has provided debt service guaranties of approximately $14 million for two projects.

In June 1999, the Company signed a definitive agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan. Mitsubishi Estate is one of Japan's largest real estate companies and Nissho Iwai is one of Japan's largest conglomerates. The joint venture, known as Chelsea Japan Co., Ltd. ("Chelsea Japan") intends to develop its initial project in the city of Gotemba (Shizuoka Prefecture) at a site on the Tomei Expressway, approximately 60 miles west of Tokyo and midway between Mount Fuji and the Hakone resort area. Groundbreaking for the 220,000 square-foot first phase is expected to take place later this year, with opening scheduled for mid-2000. In conjunction with the agreement, the Company contributed $1.7 million in equity to Chelsea Japan on July 2, 1999.

Construction is underway on Orlando Premium Outlets ("OPO"), a 430,000 square foot 50/50 joint venture project between the Company and Simon. OPO is located on Interstate 4, midway between Walt Disney World/EPCOT and Sea World in Orlando, Florida and is scheduled to open in the first half of 2000. In February 1999, the joint venture entered into a $82.5 million construction loan agreement that is expected to fund approximately 75% of the costs of the project. The loan is 50% guaranteed by the Company and as of June 30, 1999 had $2.4 million outstanding. The balance of construction costs will be funded by the construction loan and guaranteed equally by the Company and Simon.

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

10.        RELATED PARTY INFORMATION

During the second quarter of 1999, the Company entered into a secured loan facility agreement with certain unitholders, whereby these unitholders may borrow up to a total of $6 million from time to time until June 2004. Under the facility, in June 1999, the Company loaned $1.4 million to a unitholder who issued a note which is secured by OP units, bears interest at a rate equal to three month LIBOR plus 200 basis points per annum, payable quarterly, and is due June 2004.

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

GENERAL OVERVIEW

The Company has grown by increasing rent at its existing centers, expanding its existing centers, developing new centers and acquiring and redeveloping centers. The Company operated 19 manufacturers' outlet centers at June 30, 1999 and 1998. The Company's operating gross leasable area (GLA) at June 30, 1999 (which excludes a property held for sale), increased 8.7% to 5.0 million square feet from 4.6 million square feet at June 30, 1998. Net GLA added since July 1, 1998 is detailed as follows:

                                                     12 mos ended           6 mos ended            6 mos ended
                                                        June 30,              June 30,             December 31,
                                                         1999                   1999                   1998
                                                     ------------           ------------           ------------
Changes in GLA (sf in 000's):
NEW CENTER DEVELOPED:
    Leesburg Corner..............................        270                    -                      270
                                                   ------------             ------------           ------------
TOTAL NEW CENTER.................................        270                    -                      270

CENTERS EXPANDED:
    Wrentham Village.............................        119                    119                    -
    Woodbury Common..............................         51                    -                       51
    Camarillo....................................         45                    -                       45
    North Georgia................................         31                    -                       31
    Columbia Gorge...............................         16                    -                       16
    Other (net)..................................         17                     17                     -
                                                   ------------           ------------           ------------
TOTAL CENTERS EXPANDED...........................        279                    136                    143

CENTER SOLD:
    Lawrence Riverfront..........................       (146)                  -                      (146)
                                                   ------------           ------------           ------------
TOTAL CENTER SOLD................................       (146)                  -                      (146)

NET GLA ADDED DURING THE PERIOD                          403                    136                    267

GLA AT END OF PERIOD.............................      5,012                  5,012                  4,876

---------------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999 TO THE THREE MONTHS ENDED JUNE 30, 1998.

Net income before minority interest increased $6.8 million to $10.4 million for the three months ended June 30, 1999 from $3.6 million for the three months ended June 30, 1998. Increases in revenues, primarily the result of expansions and a new center opening, were offset by higher interest expense and increases in depreciation and amortization. In addition, 1998 net income was adversely affected by the loss on writedown of asset.

Base rentals increased $3.8 million, or 18.1%, to $24.6 million for the three months ended June 30, 1999 from $20.8 million for the three months ended June 30, 1998 due to expansions, a new center opened, and higher average rents on new leases and renewals.

Percentage rents increased $0.7 million to $2.6 million for the three months ended June 30, 1999, from $1.9 million for the three months ended June 30, 1998. The increase was primarily due to the opening of one new center in 1998, expansions, increased tenant sales and a higher number of tenants contributing percentage rents.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $0.8 million, or 9.6%, to $9.3 million for the three months ended June 30, 1999 from $8.5 million for the three months ended June 30, 1998, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses was 91.6% in the second quarter of 1999, compared to 90.6% in the second quarter of 1998.

Other income increased $1.5 million to $2.3 million for the three months ended June 30, 1999, from $0.8 million for the three months ended June 30, 1998. The increase is primarily the result of income from the agreement not to compete with the Mills Corporation in the Houston, Texas area.

Interest in excess of amounts capitalized increased $1.7 million to $6.4 million for the three months ended June 30, 1999 from $4.7 million for the three months ended June 30, 1998 primarily due to higher debt balances from increased GLA in operation.

Operating and maintenance expenses increased $0.8 million, or 8.5%, to $10.2 million for the three months ended June 30, 1999 from $9.4 million for the three months ended June 30, 1998. The increase was primarily due to costs related to expansions and a new center opening.

Depreciation and amortization expense increased $2.0 million, or 26.1%, to $9.8 million for the three months ended June 30, 1999 from $7.8 million for the three months ended June 30, 1998. The increase was due to depreciation of expansions and a new center opening in 1998.

General and administrative expenses increased $0.4 million to $1.4 million for the three months ended June 30, 1999 from $1.0 million for the three months ended June 30, 1998 primarily due to increased personnel, overhead costs and an accrual for deferred compensation.

The loss on writedown of asset of $4.9 million for the three months ended June 30, 1998 is the result of valuing a center held for sale at its estimated fair value.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 TO THE SIX MONTHS ENDED JUNE 30, 1998.

Net income before minority interest increased $8.8 million to $20.4 million for the six months ended June 30, 1999, from $11.6 million for the six months ended June 30, 1998. Increases in revenues, primarily the result of expansions and a new center opening, were offset by higher interest expense and increases in depreciation and amortization. In addition, 1998 net income was adversely affected by the loss on writedown of asset.

Base rentals increased $9.1 million, or 22.6%, to $49.2 million for the six months ended June 30, 1999, from $40.1 million for the six months ended June 30, 1998, due to expansions, a new center opening and higher average rents on new leases and renewals.

Percentage rents increased $1.3 million to $5.0 million for the six months ended June 30, 1999 from $3.7 million for the six months ended June 30, 1998. The increase was primarily due to the opening of one new center, expansions of existing centers and increases in tenants contributing percentage rents.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $2.2 million, or 14.4%, to $17.5 million for the six months ended June 30, 1999 from $15.3 million for the six months ended June 30, 1998, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses was 90.6% in 1999 compared to 90.2% in 1998.

Other income increased $2.7 million to $4.1 million for the six months ended June 30, 1999 from $1.4 million for the six months ended June 30, 1998. The increase is primarily the result of income from the agreement not to compete with the Mills Corporation in Houston, Texas.

Interest in excess of amounts capitalized increased $3.9 million to $12.7 million for the six months ended June 30, 1999 from $8.8 million for the six months ended June 30, 1998 primarily due to higher debt balances from increased GLA in operation.

Operating and maintenance expenses increased $2.4 million, or 13.9%, to $19.4 million for the six months ended June 30, 1999 from $17.0 million for the six months ended June 30, 1998. The increase was primarily due to costs related to expansions and a new center opening.

Depreciation and amortization expense increased $4.7 million, or 31.1%, to $19.7 million for the six months ended June 30, 1999 from $15.0 million for the six months ended June 30, 1998. The increase was primarily due to depreciation of expansions and a new center opening in 1998.

General and administrative expenses increased $0.6 million to $2.5 million for the six months ended June 30, 1999 from $1.9 million for the six months ended June 30, 1998. The increase was primarily due to increased personnel, overhead costs and an accrual for deferred compensation.

The loss on writedown of asset of $4.9 million for the six months ended June 30, 1998 is from valuing a center held for sale at its estimated fair value.

Other expenses decreased $0.2 million to $1.1 million for the six months ended June 30, 1999 from $1.3 million for the six months ended June 30, 1998. The decrease was primarily due to reduced legal expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes it has adequate financial resources to fund operating expenses, distributions, and planned development and construction activities. Operating cash flow during 1999 is expected to increase with a full year of operations of the 776,000 square feet of GLA added during 1998, including the opening of Leesburg Corner Premium Outlets in October 1998 and expansions of approximately 355,000 square feet in 1999. In addition, at June 30, 1999 the Company and the OP had $64.0 million available under the Senior Credit Facility, access to the public markets through shelf registrations covering $200 million of equity and $175 million of debt, and cash equivalents of $12.2 million.

Operating cash flow is expected to provide sufficient funds for dividends and distributions in accordance with REIT federal income tax requirements. In addition, the Company anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its centers.

Common distributions declared and recorded during the six months ended June 30, 1999 were $27.5 million, or $1.44 per share or unit. The Company's dividend payout ratio as a percentage of net income before minority interest, depreciation and amortization (exclusive of amortization of deferred financing costs ("FFO") was 74.0% during the six months ended June 30, 1999. The Senior Credit Facility limits aggregate dividends and distributions to the lesser of
(i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

On March 30, 1998, the OP replaced its two unsecured bank revolving lines of credit, totaling $150 million (the "Credit Facilities"), with a new $160 million senior unsecured bank line of credit (the "Senior Credit Facility"). The Senior Credit Facility expires on March 30, 2001 and the OP has an annual right to request a one-year extension of the Senior Credit Facility which may be granted at the option of the lenders. Lenders representing 84% of the Senior Credit Facility have agreed to extend the Facility until March 30, 2002. The Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (6.30% at June 30, 1999) or the prime rate, at the OP's option. The LIBOR spread ranges from 0.85% to 1.25% depending on the Operating Partnership's Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding.

The 120,000 square-foot third phase of Wrentham Village Premium Outlets (Wrentham, Massachusetts) opened in May 1999. Other expansions totaling approximately 285,000 square feet of GLA are under construction and scheduled to open in the next 12 months, including the 100,000 square-foot fourth phase of North Georgia Premium Outlets (Dawsonville, Georgia); the 90,000 square-foot second phase of Leesburg Corner Premium Outlets (Leesburg, Virginia); the 50,000 square-foot fourth phase of Folsom Premium Outlets (Folsom, California); and the 45,000 square-foot fourth phase of Camarillo Premium Outlets (Camarillo, California). These projects are under development and there can be no assurance that they will be completed or opened, or that there will not be delays in opening or completion. Excluding joint venture projects with Simon Property Group, Inc. ("Simon"), the Company anticipates 1999 development and construction costs of $50 million to $60 million. Funding is currently expected from borrowings under the Senior Credit Facility, additional debt offerings, and/or equity offerings.

Construction is also underway on Orlando Premium Outlets ("OPO"), a 430,000 square-foot upscale outlet center located on Interstate 4 midway between Walt Disney World/EPCOT and Sea World in Orlando, Florida. OPO is a joint venture project between the Company and Simon and is scheduled to open as a single phase in mid-2000. In February 1999, the joint venture entered into a $82.5 million construction loan agreement that is expected to fund approximately 75% of the costs of the project. The loan is 50% guaranteed by the Company and as of June 30, 1999, there was $2.4 million outstanding on the loan. The balance of construction costs will be funded by the construction loan and guaranteed equally by the Company and Simon.

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

The Company has minority interests ranging from 5% to 15% in several outlet centers and outlet development projects in Europe. Two outlet centers, Bicester Village outside of London, England and La Roca Company Stores outside of Barcelona, Spain, are currently open and operated by Value Retail PLC and its affiliates. Three new European projects and expansions of the two existing centers are in various stages of development and are expected to open within the next two years. The Company's total investment in Europe as of June 30, 1999 was approximately $4.8 million. The Company has also agreed under a standby facility to provide up to $22 million in limited debt service guarantees for loans arranged by Value Retail PLC to construct outlet centers in Europe. The term of the standby facility is three years and guarantees shall not be outstanding for longer than five years after project completion. As of June 30, 1999, the Company has provided limited debt service guaranties of approximately $14 million for two projects.

In June 1999, the Company signed a definitive agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation, to jointly develop, own and operate premium outlet centers in Japan. Mitsubishi Estate is one of Japan's largest real estate companies and Nissho Iwai is one of Japan's largest conglomerates. The joint venture, known as Chelsea Japan Co., Ltd. (Chelsea Japan) intends to develop its initial project in the city of Gotemba (Shizuoka Prefecture) at a site on the Tomei Expressway, approximately 60 miles west of Tokyo and midway between Mount Fuji and the Hakone resort area. Groundbreaking for the 220,000 square-foot first phase is expected to take place later this year, with opening scheduled for mid-2000. In conjunction with the agreement, the Company contributed $1.7 million in equity to Chelsea Japan on July 2, 1999. The Company is currently negotiating a yen denominated line of credit with certain members of its bank group to fund its share of construction costs.

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

Net cash provided by operating activities increased $6.0 million for the six months ended June 30, 1999 compared to the corresponding 1998 period, primarily due to the growth of the Company's GLA to 5.0 million square feet in 1999 from
4.6 million square feet in 1998 and receipt of payment on a non-compete receivable. Net cash used in investing activities decreased $27.0 million for the six months ended June 30, 1999 compared to the corresponding 1998 period, as a result of decreased construction activity, proceeds from sale of a center and receipt of payment on a note receivable. At June 30, 1999, net cash used in financing activities increased by $24.2 million primarily due to higher borrowings for construction during the 1998 first and second quarters.

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

INFORMATION TECHNOLOGY: The Company has focused its efforts on the high-risk areas of the corporate office computer hardware, operating systems and software applications. The Company's assessment and testing of existing equipment revealed that its hardware, network operating systems and most of the software applications are Y2K compliant. The exceptions were the DOS-based accounting systems which were upgraded and replaced at the beginning of 1999 to make them compatible with Windows applications primarily used by the Company.

NON-INFORMATION TECHNOLOGY: Non-information technology consists mainly of facilities management systems such as telephone, utility and security systems for the corporate office and the outlet centers. The Company has reviewed the corporate facility management systems and made inquiry of the building owner/manager and concluded that the corporate office building systems including telephone, utilities, fire and security systems are Y2K compliant. The Company has identified date-sensitive systems and equipment including HVAC units, telephones, security systems and alarms, fire and flood warning systems and general office systems at its outlet centers. Assessment and testing of critical systems has been substantially completed and deemed Y2K compliant. Virtually all of the non-critical systems have been assessed and tested and are either Y2K compliant or have manual control features that the Company can manipulate so that the systems' dates are reflected accurately. Any non-critical systems that may be identified as non-compliant will be replaced if necessary. Based on the Company's assessment to date, no systems have been identified which would require replacement. Therefore, the cost of replacement is not expected to be significant.

THIRD PARTIES: The Company has third-party relationships with approximately 400 tenants and 4,000 suppliers and contractors. Many of these third parties are publicly-traded corporations and subject to disclosure requirements. The Company has begun assessment of major third parties' Y2K readiness including tenants, key suppliers of outsourced services including stock transfer, debt servicing, banking collection and disbursement, payroll and benefits, while simultaneously responding to their inquiries regarding the Company's readiness. The majority of the Company's vendors are small suppliers that the Company believes can manually execute their business and are readily replaceable. Management also believes there is no material risk of being unable to procure necessary supplies and services. Third-party assessment is approximately 75% complete and expected to be completed in all material respects by September 30, 1999. The Company continues to monitor Y2K disclosures in SEC filings of publicly-owned third parties.

COSTS: The accounting software upgrade and conversion were executed under maintenance and support agreements with software vendors. The total cost of the accounting conversion which the Company had previously commenced during the 1998 third quarter has been approximately $200,000 including the Y2K portion of the conversion that cannot be readily identified and is not material to the operating results or financial position of the Company.

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

RISKS: The principal risks to the Company relating to information technology is failure to correctly bill tenants by December 31, 1999 and to pay invoices when due. Management believes it has adequate resources, or could obtain the needed resources, to manually bill tenants and pay bills if necessary until the systems became operational.

The principal risks to the Company relating to non-information technology at the outlet centers are failure to identify time-sensitive systems and inability to find a suitable replacement system. The Company's assessment of critical systems has revealed Y2K compliance. The Company believes that adequate replacement components or new systems are available, if necessary, at reasonable prices and are in good supply.

The principal risks to the Company in its relationships with third parties are the failure of third-party systems used to conduct business such as tenants being unable to stock stores with merchandise, use cash registers and pay invoices; banks being unable to process receipts and disbursements; vendors being unable to supply needed materials and services to the centers; and processing of outsourced employee payroll. Based on Y2K compliance work done to date, the Company has no reason to believe that key tenants, banks and suppliers will not be Y2K compliant in all material respects or can not be replaced within an acceptable timeframe. The Company will continue to obtain compliance certification from suppliers of key services as these certifications are available.

CONTINGENCY PLANS: The Company is in the process of establishing Y2K contingency plans to further mitigate Y2K risks.

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

FUNDS FROM OPERATIONS

Management believes that funds from operations ("FFO") should be considered in conjunction with net income, as presented in the statements of income included elsewhere herein, to facilitate a clearer understanding of the operating results of the Company. Management considers FFO an appropriate measure of performance for an equity real estate investment trust. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), is net income applicable to common shareholders before minority interest, loss on writedown of asset and depreciation and amortization, reduced by amortization of deferred financing costs, depreciation of non-real estate assets, and preferred dividends. FFO does not represent net income or cash flow from operations as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indicator of operating performance or to cash from operations, and is not necessarily indicative of cash flow available to fund cash needs.

                                                           Three Months Ended                      Six Months Ended
                                                                 June 30,                              June 30,
                                                           1999               1998                 1999                1998
                                                        -----------        -----------          --------------      ------------

Net income to common shareholders ....................   $7,671             $2,112               $15,051             $7,794
Add back:
  Depreciation and amortization.......................    9,781              7,755                19,705              15,033
  Amortization of deferred financing costs and
    depreciation of non-rental real estate assets          (476)              (329)                (911)               (729)
  Loss on writedown of asset..........................       -               4,894                   -                4,894
  Minority interest...................................    1,665                470                3,286               1,740
                                                       -----------        ------------        -------------       -------------
FFO...................................................  $18,641            $14,902              $37,131             $28,732
                                                       ===========       ==============       =============       =============
Average diluted shares/units outstanding                 19,304             19,112               19,246              19,077
Dividends declared per share..........................    $0.72              $0.69                $1.44               $1.38


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

                            CHELSEA GCA REALTY, INC.

PART II.    OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held an annual meeting of stockholders on June 25, 1999, at which the following matters were voted upon:

      1.   Election of three directors.
      2. Approval of appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 1999.


The results of the meeting were as follows:
                                                                   BROKER
DIRECTORS                     FOR             AGAINST              NON-VOTES

David C. Bloom            14,343,460          116,607                  0
Barry M. Ginsburg         14,342,149          117,918                  0
Philip D. Kaltenbacher    14,343,560          116,467                  0

                                                                      BROKER
                      FOR           AGAINST            ABSTAIN       NON-VOTES

Proposal 2       14,309,076         7,728             143,012          250



Messrs. William D. Bloom, Brendan T. Byrne, Robert Frommer and Reuben S. Leibowitz continued as directors after the meeting.

ITEM 6.               EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

                            CHELSEA GCA REALTY, INC.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CHELSEA GCA REALTY, INC.



                                       By: /S/ MICHAEL J. CLARKE
                                          --------------------------
                                          Michael J. Clarke
                                          Chief Financial Officer

Date:  August 12, 1999