Form 10-Q
period 1999-09-30
CHELSEA GCA REALTY INC
filed 1999-11-12
CIK 911215

----------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____.

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

The number of shares outstanding of the registrant's common stock, $0.01 par value was 15,880,994 at November 10, 1999.

-----------------------------------------------------------------------------

                            CHELSEA GCA REALTY, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)                                 Page

          Condensed Consolidated Balance Sheets
              as of September 30, 1999 and December 31, 1998.........      3

         Condensed Consolidated Statements of Income
              for the three and nine months ended September 30,
              1999 and 1998..........................................      4

         Condensed Consolidated Statements of Cash Flows
              for the nine months ended September 30, 1999 and 1998...     5

         Notes to Condensed Consolidated Financial Statements.........     6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations...............................    10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...    16

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.............................    18

Signatures ...............................................................19

ITEM 1.  FINANCIAL STATEMENTS
                            CHELSEA GCA REALTY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  SEPTEMBER 30,       DECEMBER 31,
                                                                                         1999                1998
                                                                                -----------------   -----------------
                                                                                  (UNAUDITED)           (NOTE 1)
ASSETS
Rental properties:
     Land..................................................................         $ 108,249           $ 109,318
     Depreciable property..................................................           718,953             683,408
                                                                                -----------------   -----------------
Total rental property......................................................           827,202             792,726
Accumulated depreciation...................................................          (129,400)           (102,851)
                                                                                -----------------   -----------------

Rental properties, net.....................................................           697,802             689,875
Cash and cash equivalents..................................................            11,318               9,631
Notes receivable - related party...........................................             1,222               4,500
Deferred costs, net........................................................            13,428              17,766
Properties held for sale...................................................             4,125               8,733
Other assets...............................................................            59,588              42,847
                                                                                -----------------   -----------------
TOTAL ASSETS...............................................................         $ 787,483           $ 773,352
                                                                                =================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Unsecured bank debt...................................................         $ 109,035           $ 151,035
     7.75% Unsecured Notes due 2001........................................            99,885              99,824
     7.25% Unsecured Notes due 2007........................................           124,736             124,712
     Construction payables.................................................             7,370              12,927
     Accounts payable and accrued expenses.................................            21,724              19,769
     Obligation under capital lease........................................             3,428               9,612
     Accrued dividend and distribution payable.............................            15,192               3,274
     Other liabilities.....................................................            28,382              29,257
                                                                                -----------------   -----------------
TOTAL LIABILITIES..........................................................           409,752             450,410

Commitments and contingencies

Minority interest..........................................................           102,861              42,551

Stockholders' equity:
     8.375% Series A cumulative redeemable preferred stock, $0.01 par value, authorized 1,000 shares, issued and outstanding 1,000
     shares in 1999 and 1998 (aggregate liquidation preference $50,000)                    10                  10
     Common stock, $0.01 par value, authorized 50,000 shares,
     issued and outstanding 15,802 in 1999 and 15,608 in 1998..............               158                 156
     Paid-in-capital.......................................................           344,332             339,490
     Distributions in excess of net income.................................           (69,630)            (59,265)
                                                                                -----------------    -----------------
TOTAL STOCKHOLDERS' EQUITY.................................................           274,870             280,391
                                                                                =================   =================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................................          $787,483           $ 773,352
                                                                                =================   =================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                            CHELSEA GCA REALTY, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           THREE MONTHS                   NINE MONTHS
                                                                         ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                                        1999       1998                 1999              1998
                                                                -------------   -------------        --------------  -------------
REVENUES:
   Base rent.............................................         $24,687          $22,561              $73,822        $62,642
   Percentage rent.......................................           3,700            3,410                8,715          7,147
   Expense reimbursements................................           9,800            8,414               27,343         23,743
   Other income..........................................           2,197              536                6,347          1,963
                                                                -------------   -------------        --------------  -------------
TOTAL REVENUES...........................................          40,384           34,921              116,227         95,495
                                                                -------------   -------------        --------------  -------------

EXPENSES:
   Interest..............................................           6,050            5,097               18,737         13,930
   Operating and maintenance.............................          10,668            9,032               30,027         26,034
   Depreciation and amortization.........................           9,975            8,351               29,680         23,384
   General and administrative............................           1,070            1,171                3,613          3,060
   Loss on writedown of asset............................               -                -                    -          4,894
   Other.................................................             728              321                1,846          1,616
                                                               --------------   -------------         -------------   ------------
TOTAL EXPENSES...........................................          28,491           23,972               83,903         72,918
                                                                -------------   -------------         --------------  ------------

NET INCOME BEFORE MINORITY INTEREST......................          11,893           10,949               32,324         22,577

Minority interest........................................          (2,306)          (1,798)              (5,592)        (3,538)
                                                                -------------   -------------         --------------  ------------

NET INCOME...............................................           9,587            9,151               26,732         19,039

Preferred dividend.......................................          (1,047)          (1,047)              (3,141)        (3,141)
                                                                -------------   -------------         --------------  ------------

NET INCOME TO COMMON SHAREHOLDERS........................          $8,540           $8,104              $23,591        $15,898
                                                                =============   =============         ==============  =============

BASIC:
Net income per common share..............................           $0.54            $0.52                $1.50          $1.03
Weighted average common shares outstanding...............          15,791           15,468               15,697         15,409

DILUTED:
Net income per common share..............................           $0.53            $0.52                $1.48          $1.02
Weighted average common shares outstanding...............          15,975           15,687               15,877          15,661


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                            CHELSEA GCA REALTY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  1999                1998
                                                                               --------------    -------------
   CASH FLOWS FROM OPERATING ACTIVITIES
   Net income.......................................................           $26,732             $19,039
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization................................            29,680              23,384
       Minority interest in net income..............................             5,592               3,538
       Writedown of asset...........................................              -                  4,894
       Proceeds from non-compete receivable.........................             4,600                 -
       Amortization of non-compete revenue..........................            (3,852)                -
       Additions to deferred lease costs............................            (1,049)             (1,570)
       Other operating activities...................................               710                 240
       Changes in assets and liabilities:
           Straight-line rent receivable............................            (1,172)             (1,432)
           Other assets.............................................            (1,078)              3,902
           Accounts payable and accrued expenses....................             1,854               2,246
                                                                                ----------        -------------
   Net cash provided by operating activities........................            62,017              54,241
                                                                                ----------        -------------

   CASH FLOWS USED IN INVESTING ACTIVITIES
   Additions to rental properties...................................           (42,578)            (86,521)
   Additions to deferred development costs..........................              (269)             (1,424)
   Proceeds from sale of center.....................................             4,483                 -
   Payments from related party......................................             4,500                 -
   Loan to related party............................................            (1,222)                -
   Additions to investments in joint ventures.......................           (16,982)             (8,153)
                                                                               -------------      -------------
   Net cash used in investing activities............................           (52,068)            (96,098)
                                                                               -------------      -------------

   CASH FLOWS FROM FINANCING ACTIVITIES
   Distributions....................................................           (32,977)            (31,475)
   Net proceeds from sale of preferred units........................            63,340                -
   Debt proceeds....................................................            27,000              72,000
   Repayments of debt...............................................           (69,000)             (4,000)
   Additions to deferred financing costs............................              (645)             (1,234)
   Net proceeds from sale of common stock...........................             4,020               4,428
   Other financing activities.......................................              -                    (57)
                                                                               --------------   ------------
   Net cash (used in) provided by financing activities..............            (8,262)             39,662
                                                                               --------------   ------------

   Net increase (decrease) in cash and cash equivalents.............             1,687              (2,195)
   Cash and cash equivalents, beginning of period...................             9,631              14,538
                                                                               ==============   ============
   Cash and cash equivalents, end of period.........................           $11,318             $12,343
                                                                               ==============   =============


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                            CHELSEA GCA REALTY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Chelsea GCA Realty, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT"). The Company is the managing general partner of Chelsea GCA Realty Partnership, L.P. (the "Operating Partnership" or "OP"), an operating partnership which at September 30, 1999 owned and provided development, leasing, marketing and management services for 19 upscale and fashion-oriented manufacturers' outlet centers (the "Properties") containing approximately 5.1 million square feet of gross leasable area ("GLA"). The Properties are located near large metropolitan areas including New York City, Los Angeles, San Francisco, Sacramento, Boston, Atlanta, Washington DC, Portland (Oregon) and Cleveland, or at or near tourist destinations including Honolulu, Napa Valley, Palm Springs and the Monterey Peninsula. The Company also has a number of properties under development and expansion.

All of the Company's assets are held by, and all of its operations are conducted through, the OP. Due to the Company's ability, as the sole general partner, to exercise both financial and operational control over the OP, it is consolidated in the accompanying financial statements. All intercompany transactions have been eliminated in consolidation.

Common ownership of the OP as of September 30, 1999 was as follows:

           Company                   82.5%             15,802,000  units
           Unitholders               17.5%              3,363,000  units
                                  -----------     ---------------
                    TOTAL           100.0%             19,165,000

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

2.    PROPERTIES HELD FOR SALE

As of September 30, 1999, properties held for sale represented the fair value, less estimated costs to sell, of Solvang Designer Outlets ("Solvang"). As of December 31, 1998, Lawrence Riverfront Plaza was also included in properties held for sale; the property was sold on March 26, 1999 with no additional loss recognized.

During the second quarter of 1998, the Company accepted an offer to purchase Solvang, a 51,000 square foot center in Solvang, California, for a net selling price of $5.6 million. The center had a book value of $10.5 million, resulting in a writedown of $4.9 million in the second quarter of 1998. During the fourth quarter of 1998, the initial purchase offer was withdrawn and the Company received another offer for a net selling price of $4.0 million, requiring a further writedown of $1.6 million. For the three and nine month periods ended September 30, 1999, Solvang accounted for less than 1% of the Company's revenues and net operating income.

3.  NON-COMPETE AGREEMENT

In October 1998, the Company signed a definitive agreement to terminate the development of Houston Premium Outlets, a joint venture project with Simon Property Group, Inc. ("Simon"). Under the terms of the agreement, the Company withdrew from the Houston development partnership and agreed to certain restrictions on competing in the Houston market through the year 2002. The Company will receive non-compete payments totaling $21.4 million from The Mills Corporation; $3.0 million was received at closing, the first of four annual installments of $4.6 million was received in January 1999 and the remaining installments are to be received on each January 2, through 2002. The Company has also been reimbursed for its share of land costs, development costs and fees related to the project. The revenue is being recognized on a straight-line basis over the term of the non-compete agreement and the Company recognized income of $3.9 million during the nine months ended September 30, 1999.

4.    DEBT

On March 30, 1998, the OP replaced its two unsecured bank revolving lines of credit, totaling $150 million (the "Credit Facilities"), with a $160 million senior unsecured bank line of credit (the "Senior Credit Facility"). The Senior Credit Facility expires on March 30, 2001 and the OP has an annual right to request a one-year extension of the Senior Credit Facility which may be granted at the option of the lenders. Lenders representing 84% of the Senior Credit Facility have agreed to extend the Facility until March 30, 2002. The Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (6.36% at September 30,
1999) or the prime rate, at the OP's option. The LIBOR rate spread ranges from 0.85% to 1.25% depending on the Company's Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. At September 30, 1999, $116 million was available under the Senior Credit Facility.

Also on March 30, 1998, the OP entered into a $5 million term loan (the "Term Loan") which carries the same interest rate and maturity as the Senior Credit Facility. The Term Loan has also been extended to March 30, 2002.

In November 1998, the OP obtained a $60 million term loan which expires April 2000 and bears interest on the outstanding balance at a rate equal to LIBOR plus 1.40% (6.71% at September 30, 1999). Proceeds from the loan were used to pay down borrowings under the Senior Credit Facility.

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

Interest and loan costs of approximately $1.8 million and $4.2 million were capitalized as development costs during the nine months ended September 30, 1999 and 1998, respectively.

5.    CAPITAL LEASE AMENDMENT

In August 1999, the Company amended its capital lease on a property located in Monterey Peninsula, California resulting in a writedown of the asset and obligation of $2.7 million and $6.0 million, respectively. The net gain of $3.3 million will be recognized on a straight-line basis over the remaining term of the amended lease which ends December 2004.


6.    PREFERRED UNITS

On September 3, 1999, the OP completed a private sale of $65 million of Series B Cumulative Redeemable Preferred Units ("Preferred Units") to an institutional investor. The private placement took the form of 1.3 million Preferred Units at a stated value of $50 each. The Preferred Units may be called at par on or after September 3, 2004, have no stated maturity or mandatory redemption and pay a cumulative quarterly dividend at an annualized rate of 9.0%. The Preferred Units are exchangeable into Series B Cumulative Redeemable Preferred Stock of the Company after ten years. The proceeds from the sale were used to paydown borrowings under the Senior Credit Facility. Activity related to the Preferred Units is included in Minority Interest.

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

8.    COMMON DIVIDENDS AND DISTRIBUTIONS

On September 15, 1999, the Board of Directors of the Company declared a $0.72 per share dividend to common shareholders of record on September 30, 1999. The dividend, totaling $11.4 million, was paid on October 18, 1999. The OP simultaneously paid a $0.72 per unit cash distribution, totaling $2.4 million, to its common unitholders.

9.    INCOME TAXES

The Company is taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, and generally will not be subject to federal income tax to the extent it distributes at least 95% of its REIT taxable income to its stockholders and meets certain other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed taxable income. At September 30, 1999 and 1998, the Company was in compliance with all REIT requirements and was not subject to federal income taxes.

10.   NET INCOME PER COMMON SHARE

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase 0.2 million shares of common stock for the three and nine months ended September 30, 1999 and 1998.

11.   COMMITMENTS AND CONTINGENCIES

The Company has agreed under a standby facility to provide up to $22 million in limited debt service guarantees for loans provided to Value Retail PLC, an affiliate, to construct outlet centers in Europe. The term of the standby facility is three years and guarantees shall not be outstanding for longer than five years after project completion. As of September 30, 1999, the Company has provided guaranties of approximately $14 million for two projects.

In June 1999, the Company signed a definitive agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan. The joint venture, known as Chelsea Japan Co., Ltd. ("Chelsea Japan") intends to develop its initial project in the city of Gotemba, approximately 60 miles west of Tokyo. Groundbreaking for the 220,000 square-foot first phase is expected to take place later this year, with opening scheduled for mid-2000. In conjunction with the agreement, the Company contributed $1.7 million in equity. In addition, an affiliate of the Company entered into a 4 billion yen ($40 million US) line of credit guaranteed by the Company and OP to fund its share of construction costs.

Construction is underway on Orlando Premium Outlets ("OPO"), a 430,000 square foot 50/50 joint venture project between the Company and Simon. OPO is located on Interstate 4, midway between Walt Disney World/EPCOT and Sea World in Orlando, Florida and is scheduled to open mid-2000. In February 1999, the joint venture entered into a $82.5 million construction loan agreement that is expected to fund approximately 75% of the costs of the project. The loan is 50% guaranteed by each the Company and Simon and as of September 30, 1999 had $8.4 million outstanding.

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

12.   RELATED PARTY INFORMATION

During the second quarter of 1999, the Company established a $6 million secured loan facility for the benefit of certain unitholders. At September 30, 1999 loans made to two unitholders totalled $2.2 million. Each unitholder issued a note which is secured by OP units, bears interest at a rate of LIBOR plus 200 basis points per annum, payable quarterly, and is due June 2004.

In September 1995, the Company transferred property with a book value of $4.8 million to its former President (a current unitholder) in exchange for a $4.0 million note secured by units in the Operating Partnership (the "Secured Note") and a $0.8 million unsecured note receivable (the "Unsecured Note"). In January 1999, the Company received $4.5 million as payment in full for the two notes. The remaining $0.3 million write-off was recognized in December 1998.

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

GENERAL OVERVIEW

The Company has grown by increasing rent at its existing centers, expanding its existing centers, developing new centers and acquiring and redeveloping centers. The Company operated 19 manufacturers' outlet centers at September 30, 1999 and 1998. The Company's operating gross leasable area (GLA) at September 30, 1999 (which excludes a property held for sale), increased 7.8% to 5.1 million square feet from 4.7 million square feet at September 30, 1998. Net GLA added since October 1, 1998 is detailed as follows:

                                                     12 MOS ENDED           9 MOS ENDED            3 MOS ENDED
                                                     SEPTEMBER 30,         SEPTEMBER 30,           DECEMBER 31,
                                                         1999                   1999                   1998
                                                     -------------          -------------          -------------
CHANGES IN GLA (SF IN 000'S):
NEW CENTER DEVELOPED:
    Leesburg Corner..............................        270                      -                    270
                                                     -------------          -------------          -------------
TOTAL NEW CENTER.................................        270                      -                    270

CENTERS EXPANDED:
    Wrentham Village.............................        119                    119                      -
    North Georgia................................         89                     58                     31
    Columbia Gorge...............................         16                      -                     16
    Other (net)..................................         17                     17                      -
                                                     -------------          -------------          -------------
TOTAL CENTERS EXPANDED...........................        241                    194                     47

CENTER SOLD:
    Lawrence Riverfront..........................       (146)                     -                   (146)
                                                     -------------          -------------          -------------
TOTAL CENTER SOLD................................       (146)                     -                   (146)

NET GLA ADDED DURING THE PERIOD..................        365                    194                    171

GLA AT END OF PERIOD.............................      5,070                  5,070                  4,876

----------------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

Net income before minority interest increased $1.0 million to $11.9 million for the three months ended September 30, 1999 from $10.9 million for the three months ended September 30, 1998. Increases in revenues, primarily the result of expansions and a new center opening, were offset by higher interest expense and increases in depreciation and amortization.

Base rentals increased $2.1 million, or 9.4%, to $24.7 million for the three months ended September 30, 1999 from $22.6 million for the three months ended September 30, 1998 due to expansions, a new center opened, and higher average rents on new leases and renewals.

Percentage rents increased $0.3 million to $3.7 million for the three months ended September 30, 1999, from $3.4 million for the three months ended September 30, 1998. The increase was primarily due to the opening of one new center in 1998, expansions, increased tenant sales and a higher number of tenants contributing percentage rents.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $1.4 million, or 16.5%, to $9.8 million for the three months ended September 30, 1999 from $8.4 million for the three months ended September 30, 1998, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses was 91.9% in the third quarter of 1999, compared to 93.2% in the third quarter of 1998.

Other income increased $1.7 million to $2.2 million for the three months ended September 30, 1999, from $0.5 million for the three months ended September 30, 1998. The increase is primarily the result of income from the agreement not to compete with the Mills Corporation in the Houston, Texas area.

Interest in excess of amounts capitalized increased $1.0 million to $6.1 million for the three months ended September 30, 1999 from $5.1 million for the three months ended September 30, 1998 primarily due to higher debt balances from increased GLA in operation.

Operating and maintenance expenses increased $1.6 million, or 18.1%, to $10.7 million for the three months ended September 30, 1999 from $9.0 million for the three months ended September 30, 1998. The increase was primarily due to costs related to expansions and a new center opening.

Depreciation and amortization expense increased $1.6 million, or 19.4%, to $10.0 million for the three months ended September 30, 1999 from $8.4 million for the three months ended September 30, 1998. The increase was due to depreciation of expansions and a new center opening in 1998.

Other expenses increased $0.4 million to $0.7 million for the three months ended September 30, 1999 from $0.3 million for the three months ended September 30, 1998. The increase was primarily due to higher bad debts and expenses related to new business ventures, offset by a decrease in legal expenses.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

Net income before minority interest increased $9.7 million to $32.3 million for the nine months ended September 30, 1999, from $22.6 million for the nine months ended September 30, 1998. Increases in revenues, primarily the result of expansions and a new center opening, were offset by higher interest expense and increases in depreciation and amortization. In addition, 1998 net income was adversely affected by the loss on writedown of asset.

Base rentals increased $11.2 million, or 17.8%, to $73.8 million for the nine months ended September 30, 1999, from $62.6 million for the nine months ended September 30, 1998, due to expansions, a new center opening and higher average rents on new leases and renewals.

Percentage rents increased $1.6 million to $8.7 million for the nine months ended September 30, 1999 from $7.1 million for the nine months ended September 30, 1998. The increase was primarily due to the opening of one new center, expansions of existing centers and increases in tenants contributing percentage rents.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $3.6 million, or 15.2%, to $27.3 million for the nine months ended September 30, 1999 from $23.7 million for the nine months ended September 30, 1998, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses was 91.1% in 1999 compared to 91.2% in 1998.

Other income increased $4.4 million to $6.4 million for the nine months ended September 30, 1999 from $2.0 million for the nine months ended September 30, 1998. The increase is primarily the result of income from the agreement not to compete with the Mills Corporation in the Houston, Texas area.

Interest in excess of amounts capitalized increased $4.8 million to $18.7 million for the nine months ended September 30, 1999 from $13.9 million for the nine months ended September 30, 1998 primarily due to higher debt balances from increased GLA in operation.

Operating and maintenance expenses increased $4.0 million, or 15.3%, to $30.0 million for the nine months ended September 30, 1999 from $26.0 million for the nine months ended September 30, 1998. The increase was primarily due to costs related to expansions and a new center opening.

Depreciation and amortization expense increased $6.3 million, or 26.9%, to $29.7 million for the nine months ended September 30, 1999 from $23.4 million for the nine months ended September 30, 1998. The increase was primarily due to depreciation of expansions and a new center opening in 1998.

General and administrative expenses increased $0.6 million to $3.7 million for the nine months ended September 30, 1999 from $3.1 million for the nine months ended September 30, 1998. The increase was primarily due to increased personnel, overhead costs and an accrual for deferred compensation.

The loss on writedown of asset of $4.9 million for the nine months ended September 30, 1998 is from valuing a center held for sale at its estimated fair value.

Other expenses increased $0.2 million to $1.8 million for the nine months ended September 30, 1999 from $1.6 million for the nine months ended September 30, 1998. The increase was primarily due to additional bad debts and costs related to new business ventures, offset by reduced legal fees.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes it has adequate financial resources to fund operating expenses, distributions, and planned development and construction activities. Operating cash flow during 1999 is expected to increase with a full year of operations of the 776,000 square feet of GLA added during 1998, including the opening of Leesburg Corner Premium Outlets in October 1998 and expansions of approximately 355,000 square feet in 1999. In addition, at September 30, 1999 the Company and the OP had $116.0 million available under the Senior Credit Facility, access to the public markets through shelf registrations covering $200 million of equity and $175 million of debt, and cash equivalents of $11.3 million.

Operating cash flow is expected to provide sufficient funds for dividends and distributions in accordance with REIT federal income tax requirements. In addition, the Company anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its centers.

Common distributions declared and recorded during the nine months ended September 30, 1999 were $41.3 million, or $2.16 per share or unit. The Company's dividend payout ratio as a percentage of net income before minority interest, depreciation and amortization (exclusive of amortization of deferred financing costs ("FFO") was 72.4% during the nine months ended September 30, 1999. The Senior Credit Facility limits aggregate dividends and distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

On March 30, 1998, the OP replaced its two unsecured bank revolving lines of credit, totaling $150 million (the "Credit Facilities"), with a new $160 million senior unsecured bank line of credit (the "Senior Credit Facility"). The Senior Credit Facility expires on March 30, 2001 and the OP has an annual right to request a one-year extension of the Senior Credit Facility which may be granted at the option of the lenders. Lenders representing 84% of the Senior Credit Facility have agreed to extend the Facility until March 30, 2002. The Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (6.36% at September 30,
1999) or the prime rate, at the OP's option. The LIBOR spread ranges from 0.85% to 1.25% depending on the Operating Partnership's Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding.

On September 3, 1999, the Company's OP completed a private sale of $65 million of Series B Cumulative Redeemable Preferred Units ("Preferred Units") to an institutional investor. The private placement took the form of 1.3 million Preferred Units at a stated value of $50 each. The Preferred Units may be called at par on or after September 3, 2004, have no stated maturity or mandatory redemption and pay a cumulative quarterly dividend at an annualized rate of 9.0%. The Preferred Units are not convertible to any other securities of the OP or Company. The proceeds from the sale were used to paydown borrowings under the Senior Credit Facility.

The first 60,000 square feet of the fourth phase of North Georgia Premium Outlets (Dawsonville, Georgia) opened in September 1999. Other expansions totaling approximately 230,000 square feet of GLA at four properties are under construction and scheduled to open in the next nine months.

Construction is also well underway on Orlando Premium Outlets ("OPO"), a 430,000 square-foot upscale outlet center located on Interstate 4 midway between Walt Disney World/EPCOT and Sea World in Orlando, Florida. OPO is a joint venture project between the Company and Simon and is scheduled to open as a single phase in mid-2000. In February 1999, the joint venture entered into a $82.5 million construction loan agreement that is expected to fund approximately 75% of the costs of the project. The loan is 50% guaranteed by each of the Company and Simon and as of September 30, 1999, there was $8.4 million outstanding on the loan.

Construction is expected to begin in November on Allen Premium Outlets (Allen, Texas). The new center will be developed in several phases totaling more than 420,000 square feet. The first phase of 230,000 square feet is scheduled to open in late 2000. The OP expects to fund construction with its Senior Credit Facility and a secured construction loan facility.

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

The Company has minority interests ranging from 5% to 15% in several outlet centers and outlet development projects in Europe. Two outlet centers, Bicester Village outside of London, England and La Roca Company Stores outside of Barcelona, Spain, are currently open and operated by Value Retail PLC and its affiliates. Three new European projects and expansions of the two existing centers are in various stages of development and are expected to open within the next two years. The Company's total investment in Europe as of September 30, 1999 was approximately $4.9 million. The Company has also agreed under a standby facility to provide up to $22 million in limited debt service guarantees for loans arranged by Value Retail PLC to construct outlet centers in Europe. The term of the standby facility is three years and guarantees shall not be outstanding for longer than five years after project completion. As of September 30, 1999, the Company has provided limited debt service guaranties of approximately $14 million for two projects.

In June 1999, the Company signed a definitive agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation, to jointly develop, own and operate premium outlet centers in Japan. The joint venture, known as Chelsea Japan Co., Ltd. (Chelsea Japan) intends to develop its initial project in the city of Gotemba, approximately 60 miles west of Tokyo. Groundbreaking for the 220,000 square-foot first phase is expected to take place later this year, with opening scheduled for mid-2000. In conjunction with the agreement, the Company contributed $1.7 million in equity. In addition, an affiliate of the Company entered into a 4 billion yen ($40 million US) line of credit guaranteed by the Company and OP to fund its share of construction costs.

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

Net cash provided by operating activities increased $7.8 million for the nine months ended September 30, 1999 compared to the corresponding 1998 period, primarily due to the growth of the Company's GLA to 5.1 million square feet in 1999 from 4.7 million square feet in 1998 and receipt of payment on a non-compete receivable. Net cash used in investing activities decreased $44.0 million for the nine months ended September 30, 1999 compared to the corresponding 1998 period, as a result of decreased construction activity, proceeds from sale of a center and receipt of payment on a note receivable. At September 30, 1999, net cash used in financing activities increased by $47.9 million primarily due to higher borrowings for construction during 1998 offset by the sale of preferred units in September 1999. Proceeds from the sale were used to repay borrowings under the Company's Senior Credit Facility.

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

THIRD PARTIES: The Company has third-party relationships with approximately 400 tenants and 4,000 suppliers and contractors. Many of these third parties are publicly-traded corporations and subject to disclosure requirements. The Company has substantially completed assessment of major third parties' Y2K readiness including tenants, key suppliers of outsourced services including stock transfer, debt servicing, banking collection and disbursement, payroll and benefits, while simultaneously responding to their inquiries regarding the Company's readiness. The majority of the Company's vendors are small suppliers that the Company believes can manually execute their business and are readily replaceable. Management also believes there is no material risk of being unable to procure necessary supplies and services. Third-party assessment has been substantially completed. The Company continues to monitor Y2K disclosures in SEC filings of publicly-owned third parties.

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

CONTINGENCY PLANS: The Company has a Y2K contingency plan to further mitigate Y2K risks.

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

                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                                              1999           1998            1999            1998
                                                          ----------     -----------     -----------     -----------

Net income to common shareholders .......................   $8,540         $8,104         $23,591         $15,898
Add back:
  Depreciation and amortization..........................    9,975          8,351          29,680          23,384
  Amortization of deferred financing costs and
    depreciation of non-rental real estate assets........     (465)          (347)         (1,376)         (1,078)
  Loss on writedown of asset.............................        -              -               -           4,894
  Minority interest to common unitholders................    1,819          1,798           5,105           3,538
                                                          ==========     ===========     ===========     ===========
FFO......................................................  $19,869        $17,906         $57,000         $46,636
                                                          ==========     ===========     ===========     ===========
Average diluted shares/units outstanding.................   19,338         19,118          19,277          19,092
Dividends declared per share.............................    $0.72          $0.69           $2.16           $2.07


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

                            CHELSEA GCA REALTY, INC.

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

                            CHELSEA GCA REALTY, INC.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             CHELSEA GCA REALTY, INC.



                                             By: /S/ MICHAEL J. CLARKE
                                                -----------------------------
                                                 Michael J. Clarke
                                                 Chief Financial Officer

Date:  November 11, 1999