Form 10-K
period 1999-12-31
CHELSEA GCA REALTY INC
filed 2000-03-10
CIK 911215

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Based on the closing sales price on February 24, 2000 of $25.938 per share the aggregate market value of the voting stock held by non-affiliates of the registrant was $411,371,389.

The number of shares outstanding of the registrant's common stock, $0.01 par value was 15,934,133 at February 24, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive Proxy Statement relating to its 2000 Annual Meeting of Shareholders are incorporated by reference into Part III as set forth herein.


                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

Chelsea GCA Realty, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") formed through the merger of The Chelsea Group ("Chelsea") and Ginsburg Craig Associates ("GCA"). The Company made its initial public offering of common stock on November 2, 1993 (the "IPO") and simultaneously became the managing general partner of Chelsea GCA Realty Partnership, L.P. (the "Operating Partnership" or "OP"), a partnership that owns, develops, redevelops, leases, markets and manages upscale and fashion-oriented manufacturers' outlet centers. At the end of 1999, the Company owned and operated 19 centers (the "Properties") with approximately 5.2 million square feet of gross leasable area ("GLA") in 11 states. At December 31, 1999, the Company had approximately 424,000 square feet of wholly-owned new GLA under construction, comprising the 232,000 square foot first phase of Allen Premium Outlets (Allen, Texas - located on US Highway 75 approximately 30 miles north of Dallas), the 104,000 square-foot third phase of Leesburg Corner and expansions totaling 88,000 square feet at two centers; these openings and expansions are part of a total of approximately 550,000 square feet of wholly-owned new space scheduled for completion in 2000. Additionally, construction is underway on Orlando Premium Outlets ("OPO"), a 430,000 square-foot upscale outlet center located on Interstate 4 midway between Walt Disney World/EPCOT and Sea World in Orlando, Florida and phase one of Gotemba Premium Outlets ("GPO") a 220,000 square foot center located in Gotemba, outside of Tokyo, Japan. OPO is a joint venture project between the Company and Simon Property Group, Inc. ("Simon") and is scheduled to open as a single phase in mid-2000. GPO is a joint venture project 40% owned by the Company and 30% each by Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation, and is scheduled to open mid-2000. The Company's existing portfolio includes properties in or near New York City, Los Angeles, San Francisco, Sacramento, Boston, Portland (Oregon), Atlanta, Washington DC, Cleveland, Honolulu, Napa Valley, Palm Springs and the Monterey Peninsula.

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

RECENT DEVELOPMENTS

Between January 1, 1999 and December 31, 1999, the Company added 340,000 square feet of GLA to its portfolio as a result of four expansions.

A summary of expansion activity from January 1, 1999 through December 31, 1999 is contained below:


                                       OPENING         GLA         NUMBER
PROPERTY                               DATE(S)      (SQ. FT.)    OF STORES    CERTAIN TENANTS
--------                            ------------  ------------  -----------

As of January 1, 1999                               4,876,000       1,282
Expansions:
     Wrentham Village                    5/99         120,000          35    Banana Republic, Guess, Eddie Bauer,
                                                                             Zales
     North Georgia                     9-12/99        103,000          26    Banana Republic, Lego, Nike, Zales
     Leesburg Corner                    11/99          55,000          15    Adidas, Bose, Cole-Haan, Movado,
                                                                             Williams-Sonoma
     Camarillo Premium Outlets          11/99          45,000           9    Banana Republic, Coach, Polo Ralph
                                                                             Lauren, Tommy Hilfiger
     Other (net)                                       17,000          (3)
                                                   ------------  -----------
          Total expansions                            340,000          82
                                                   ------------  -----------
As of December 31, 1999                             5,216,000       1,364
                                                   ============  ===========

The most recent newly developed or expanded centers are discussed below:

WRENTHAM VILLAGE PREMIUM OUTLETS, WRENTHAM, MASSACHUSETTS. Wrentham Village Premium Outlets, a 473,000 square foot center containing 125 stores, opened in three phases in October 1997, May 1998 and May 1999. The center is located near the junction of Interstates 95 and 495 between Boston and Providence. The populations within a 30-mile, 60-mile and 100-mile radius are approximately 3.9 million, 6.9 million and 10.3 million, respectively. Average household income within a 30-mile radius is approximately $52,000.

NORTH GEORGIA PREMIUM OUTLETS, DAWSONVILLE, GEORGIA. North Georgia Premium Outlets, a 537,000 square foot center containing 135 stores, opened in four phases, in May 1996, May 1997, October 1998 and September 1999. The center is located 40 miles north of Atlanta on Georgia State Highway 400 bordering Lake Lanier, at the gateway to the North Georgia mountains. The populations within a 30-mile, 60-mile and 100-mile radius are approximately 700,000, 3.6 million and
5.8 million, respectively. Average household income within a 30-mile radius is approximately $55,000.

LEESBURG CORNER PREMIUM OUTLETS, LEESBURG, VIRGINIA. Leesburg Corner Premium Outlets, a 325,000 square foot center containing 73 stores, opened in two phases, in October 1998 and November 1999. The center is located 35 miles northwest of Washington, DC at the intersection of Routes 7 and 15. The populations within a 30-mile, 60-mile and 100-mile radius are approximately 2.4 million, 7.1 million and 9.8 million, respectively. Average household income within a 30-mile radius is approximately $78,000.

CAMARILLO PREMIUM OUTLETS, CAMARILLO, CALIFORNIA. Camarillo Premium Outlets, a 454,000 square foot center containing 124 stores, opened in eight phases, from March 1995 through November 1999. The center is located 48 miles north of Los Angeles, about 55 miles south of Santa Barbara on Highway 101. The populations within a 30-mile, 60-mile and 100-mile radius are approximately 1.1 million, 8.3 million and 14.6 million, respectively. Average household income within a 30-mile radius is approximately $66,000.

The Company has started construction on approximately 424,000 square feet of wholly-owned new GLA scheduled for completion in 2000, including the 232,000 square-foot first phase of Allen Premium Outlets, the 104,000 square-foot third phase of Leesburg Corner and expansions totaling 88,000 square feet at two centers. In addition construction is well underway on two joint venture projects, Orlando Premium Outlets, a 430,000 square-foot center located in Orlando, Florida and the 220,000 square-foot first phase of Gotemba Premium Outlets, located outside Tokyo, Japan. These projects, and others, are in various stages of development and there can be no assurance they will be completed or opened, or that there will not be delays in opening or completion.

STRATEGIC ALLIANCE AND JOINT VENTURES

In June 1999, the Company signed a definitive agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan. The joint venture, known as Chelsea Japan Co., Ltd. ("Chelsea Japan") is developing its initial project in the city of Gotemba. In conjunction with the agreement, the Company contributed $1.7 million in equity. In addition, an equity investee of the Company entered into a 4 billion yen (US $40 million) line of credit guaranteed by the Company and OP to fund its share of construction costs. At December 31, 1999, no amounts were outstanding under the loan. In December 1999, construction began on the 220,000 square-foot first phase of Gotemba Premium Outlets with opening scheduled for mid-2000. Gotemba is located on the Tomei Expressway, approximately 60 miles west of Tokyo and midway between Mt. Fuji and the Hakone resort area. Subject to governmental and other approvals, Chelsea Japan also expects to announce during the next quarter a project outside Osaka, the second-largest city in Japan, to open in late 2000.

In May 1997, the Company announced the formation of a strategic alliance with Simon to develop and acquire high-end outlet centers with GLA of 500,000 square feet or more in the United States. The Company and Simon are co-managing general partners, each with 50% ownership of the joint venture and any entities formed with respect to specific projects; the Company will have primary responsibility for the day-to-day activities of each project. In conjunction with the alliance, on June 16, 1997, the Company completed the sale of 1.4 million shares of common stock to Simon for an aggregate price of $50 million. Proceeds from the sale were used to repay borrowings under the Credit Facilities. Simon is one of the largest publicly traded real estate companies in North America as measured by market capitalization, and at February 2000 owned, had an interest in and/or managed approximately 184 million square feet of retail and mixed-use properties in 36 states.

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

Construction is underway on Orlando Premium Outlets ("OPO"), a 430,000 square-foot upscale outlet center located on Interstate 4 midway between Walt Disney World/EPCOT and Sea World in Orlando, Florida. OPO is a joint venture project between the Company and Simon and is scheduled to open as a single phase in mid-2000. In February 1999, the joint venture entered into a $82.5 million construction loan agreement that is expected to fund approximately 75% of the project costs. The loan is 50% guaranteed by each of the Company and Simon and as of December 31, 1999, $20.8 million was outstanding.

ORGANIZATION OF THE COMPANY

The Company was organized to combine Chelsea and GCA, two leading outlet center development companies, into the Operating Partnership, providing for greater access to the public and private capital markets. Virtually all of the Company's assets are held by and all of its business activities conducted through the Operating Partnership. The Company is the sole general partner of the Operating Partnership (which owned 82.6% in the Operating Partnership as of December 31,
1999) and has full and complete control over the management of the Operating Partnership and each of the Properties, excluding joint ventures.

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

STRONG TENANT RELATIONSHIPS. The Company maintains strong tenant relationships with high-fashion, upscale manufacturers that have a selective presence in the outlet industry, such as Armani, Brooks Brothers, Cole Haan, Donna Karan, Gap/Banana Republic, Gucci, Jones New York, Nautica, Polo Ralph Lauren, Tommy Hilfiger and Versace, as well as with national brand-name manufacturers such as Adidas, Carter's, Nike, Phillips-Van Heusen (Bass, Izod, Gant, Van Heusen), Timberland and Sara Lee (Champion, Hanes, Coach Leather). The Company believes that its ability to draw from both groups is an important factor in providing broad customer appeal and higher tenant sales.

HIGH QUALITY PROPERTY PORTFOLIO. The Properties generated weighted average reported tenant sales during 1999 of $377 per square foot, the highest in the industry. As a result, the Company has been successful in attracting some of the world's most sought-after brand-name designers, manufacturers and retailers and each year has added new names to the outlet business and its centers. The Company believes that the quality of its centers gives it significant advantages in attracting customers and negotiating multi-lease transactions with tenants.

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

INTERNATIONAL DEVELOPMENT. The Company intends to develop, own and operate premium outlet centers in Japan through its joint venture company, Chelsea Japan Co., Ltd. Chelsea Japan is currently developing its first outlet center in Gotemba, located outside Tokyo, and is seeking governmental approval on another site outside Osaka, Japan. The Company believes that there are significant opportunities to develop manufacturers' outlet centers in Japan and intends to pursue these opportunities as viable sites are identified.

The Company has minority interests ranging from 5 to 15% in several outlet centers and outlet development projects in Europe. Two outlet centers, Bicester Village outside of London, England and La Roca Company Stores outside of Barcelona, Spain, are currently open and operated by Value Retail PLC and its affiliates. Three new European projects and expansions of the two existing centers are in various stages of development and are expected to open within the next two years. The Company's total investment in Europe as of February 2000 is approximately $4.5 million. The Company has also agreed to provide up to $22 million in limited debt service guarantees under a standby facility for loans arranged by Value Retail PLC to construct outlet centers in Europe. The term of the standby facility is three years and guarantees shall not be outstanding for longer than five years after project completion. As of February 2000, the Company has provided limited debt service guarantees of approximately $20 million for three projects.

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

OPERATING STRATEGY

The Company's primary business objective is to enhance the value of its properties and operations by increasing cash flow. The Company plans to achieve these objectives through continuing efforts to improve tenant sales and profitability, and to enhance the opportunity for higher base and percentage rents.

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

PROPERTY DESIGN AND MANAGEMENT. The Company believes that effective property design and management are significant factors in the success of its properties and works continually to maintain or enhance each center's physical plant, original architectural theme and high level of on-site services. Each property is designed to be compatible with its environment and is maintained to high standards of aesthetics, ambiance and cleanliness in order to promote longer visits and repeat visits by shoppers. Of the Company's 388 full-time and 99 part-time employees, 286 full-time and 97 part-time employees are involved in on-site maintenance, security, administration and marketing. Centers are generally managed by an on-site property manager with oversight from a regional operations director.

FINANCING

The Company seeks to maintain a strong, flexible financial position by: (i) maintaining a conservative level of leverage, (ii) extending and sequencing debt maturity dates, (iii) managing floating interest rate exposure and (iv) maintaining liquidity. Management believes these strategies will enable the Company to access a broad array of capital sources, including bank or institutional borrowings, secured and unsecured debt and equity offerings.

On September 3, 1999, the OP completed a private sale of $65 million of Series B Cumulative Redeemable Preferred Units ("Preferred Units") to an institutional investor. The private placement took the form of 1.3 million Preferred Units at a stated value of $50 each. The Preferred Units may be called at par on or after September 3, 2004, have no stated maturity or mandatory redemption and pay a cumulative quarterly dividend at an annualized rate of 9.0%. The Preferred Units are exchangeable into Series B Cumulative Redeemable Preferred Stock of the Company after ten years. Proceeds from the sale were used to pay down borrowings under the Senior Credit Facility.

In November 1998, the OP obtained a $60 million term loan that expires April 2000 and bears interest at a rate of London Interbank Offerered Rate (LIBOR) plus 1.40% (7.53% at December 31, 1999). Proceeds from the loan were used to pay down borrowings under the Senior Credit Facility. The Company is currently exploring several refinancing alternatives including an extension or payoff of this loan.

On March 30, 1998, the OP replaced its two unsecured bank revolving lines of credit, totaling $150 million (the "Credit Facilities"), with a $160 million senior unsecured bank line of credit (the "Senior Credit Facility"). The Senior Credit Facility expires on March 30, 2002 and the OP has an annual right to request a one-year extension of the Senior Credit Facility which may be granted at the option of the lenders. The OP has requested and expects approval to extend the Facility until March 30, 2003. The Facility bears interest on the outstanding balance, payable monthly, at a rate of LIBOR plus 1.05% (7.24% at December 31, 1999) or the prime rate, at the OP's option. The LIBOR rate spread ranges from 0.85% to 1.25% depending on the Company's Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. At December 31, 1999, $94 million was available under the Senior Credit Facility.

Also on March 30, 1998, the OP entered into a $5 million term loan (the "Term Loan") which carries the same interest rate and maturity as the Senior Credit Facility. The Lender has credit committee approval to extend the Term Loan to March 30, 2003.

In October 1997, the OP completed a $125 million offering of 7.25% unsecured term notes due October 2007 (the "7.25% Notes"). The 7.25% Notes were priced to yield 7.29% to investors. Net proceeds from the offering were used to repay substantially all borrowings under the Company's Credit Facilities, redeem $40 million of Reset Notes and for general corporate purposes.

In October 1997, the Company issued 1.0 million shares of non-voting 8.375% Series A Cumulative Redeemable Preferred Stock (the "Preferred Stock"), par value $0.01 per share, with a liquidation preference of $50.00 per share. The Preferred Stock has no stated maturity and is not convertible into any other securities of the Company. The Preferred Stock is redeemable on or after October 15, 2027 at the Company's option. Net proceeds from the offering were used to repay borrowings under the Company's Credit Facilities.

In January 1996, the OP completed a $100 million offering of 7.75% unsecured term notes due January 2001 (the "7.75% Notes"), which are guaranteed by the Company. The five-year non-callable 7.75% Notes were priced to yield 7.85% to investors.

COMPETITION

The Properties compete for retail consumer spending on the basis of the diverse mix of retail merchandising and value oriented pricing. Manufacturers' outlet centers have established a niche capitalizing on consumers' desire for value-priced goods. The Properties compete for customer spending with other outlet locations, traditional shopping malls, off-price retailers, and other retail distribution channels. The Company believes that the Properties generally are the leading manufacturers' outlet centers in each market. The Company carefully considers the degree of existing and planned competition in each proposed market before deciding to build a new center.

ENVIRONMENTAL MATTERS

The Company is not aware of any environmental liabilities relating to the Properties that would have a material impact on the Company's financial position and results of operations.

PERSONNEL

As of December 31, 1999, the Company had 388 full-time and 99 part-time employees. None of the employees are subject to any collective bargaining agreements, and the Company believes it has good relations with its employees.

ITEM 2.  PROPERTIES

The Properties are upscale, fashion-oriented manufacturers' outlet centers located near large metropolitan areas, including New York City, Los Angeles, San Francisco, Boston, Washington DC, Atlanta, Sacramento, Portland (Oregon), and Cleveland, or at or near tourists destinations, including Honolulu, Napa Valley, Palm Springs and the Monterey Peninsula. The Properties were 99% leased as of December 31, 1999 and contained approximately 1,400 stores with approximately 450 different tenants. During 1999 and 1998, the Properties generated weighted average tenant sales of $377 and $360 per square foot, respectively. As of December 31, 1999, the Company had 19 operating outlet centers. Of the 19 operating centers, 18 are owned 100% in fee; and one, American Tin Cannery Premium Outlets, is held under a long-term lease. The Company manages all of its Properties.

Approximately 34% and 35% of the Company's revenues for the years ended December 31, 1999 and 1998, respectively, were derived from the Company's two centers with the highest revenues, Woodbury Common Premium Outlets and Desert Hills Premium Outlets. The loss of either center or a material decrease in revenues from either center for any reason might have a material adverse effect on the Company. In addition, approximately 30% and 34% of the Company's revenues for the years ended December 31, 1999 and 1998, respectively, were derived from the Company's centers in California, including Desert Hills.

The Company does not consider any single store lease to be material; no individual tenant, combining all of its store concepts, accounts for more than 5% of the Company's gross revenues or total GLA; and only two tenants occupy more than 4% of the Company's total GLA. As a result, and considering the Company's past success in re-leasing available space, the Company believes the loss of any individual tenant would not have a significant effect on future operations.

Set forth in the table below is certain property information as of December 31,1999:

                                           YEAR          GLA      NO. OF
NAME/LOCATION                             OPENED    (SQ. FT.)     STORES     CERTAIN TENANTS
                                           ---------  ----------  ---------  --------------------------------------------

Woodbury Common                              1985      841,000       213     Brooks Brothers, Calvin Klein, Coach
 Central Valley, NY (New York City                                           Leather, Gap, Gucci, Last Call Neiman Marcus, Polo
 metro area)                                                                 Ralph Lauren

North Georgia                                1996      537,000       135     Brooks Brothers, Donna Karan, Gap,
 Dawsonville, GA (Atlanta metro area)                                        Nautica, Off 5th-Saks Fifth Avenue, Williams-Sonoma

Desert Hills                                 1990      475,000       120     Burberry, Coach Leather, Giorgio Armani,
 Cabazon, CA (Palm Springs-Los Angeles                                       Gucci, Nautica, Polo Ralph Lauren, Tommy Hilfiger
 area)

Wrentham Village                             1997      473,000       125     Brooks Brothers, Calvin Klein, Donna Karan,
 Wrentham, MA (Boston/Providence metro area)                                 Gap, Polo Jeans Co., Sony, Versace

Camarillo Premium Outlets                    1995      454,000       124     Ann Taylor, Barneys New York, Bose,
 Camarillo, CA (Los Angeles metro area)                                      Cole-Haan, Donna Karan, Jones NY, Off 5th-Saks Fifth
                                                                             Avenue

Leesburg Corner                              1998      325,000        73     Banana Republic, Brooks Brothers, Gap,
 Leesburg, VA (Washington DC area)                                           Donna Karan, Off 5th-Saks Fifth Avenue

Aurora Premium Outlets                       1987      297,000        69     Ann Taylor, Bose, Brooks Brothers,
 Aurora, OH (Cleveland metro area)                                           Carters, Liz Claiborne, Nautica, Off 5th-Saks Fifth
                                                                             Avenue

Clinton Crossing                             1996      272,000        67     Coach Leather, Crate & Barrel, Donna
 Clinton, CT (I-95/NY-New England                                            Karan, Gap, Off 5th-Saks Fifth Avenue, Polo Ralph
 corridor)                                                                    Lauren

Folsom Premium Outlets                       1990      246,000        68     Bass, Donna Karan, Gap, Liz Claiborne,
 Folsom, CA (Sacramento metro area)                                          Nike, Off 5th-Saks Fifth Avenue

Waikele Premium Outlets (1)                  1997      214,000        52     Barneys New York, Bose, Donna Karan, Guess,
 Waipahu, HI (Honolulu area)                                                 Polo Jeans Co., Off 5th-Saks Fifth Avenue

Petaluma Village                             1994      196,000        51     Ann Taylor, Bose, Brooks Brothers, Donna
 Petaluma, CA (San Francisco metro area)                                     Karan, Off 5th-Saks Fifth Avenue

Napa Premium Outlets                         1994      171,000        48     Cole-Haan, Dansk, Ellen Tracy, Esprit, J.
 Napa, CA (Napa Valley)                                                      Crew, Nautica, Timberland, TSE Cashmere

Columbia Gorge                               1991      164,000        44     Adidas, Carter's, Gap, Harry & David,
 Troutdale, OR (Portland metro area)                                         Mikasa

Liberty Village                              1981      157,000        56     Calvin Klein, Donna Karan, Ellen Tracy,
 Flemington, NJ (New York-Phila. metro                                       Polo Ralph Lauren, Tommy Hilfiger
area)

American Tin Cannery                         1987      135,000        48     Anne Klein, Bass, Carole Little, Nine West,
 Pacific Grove, CA (Monterey Peninsula)                                      Reebok, Totes

Santa Fe Premium Outlets                     1993      125,000        40     Brooks Brothers, Coach Leather, Donna
 Santa Fe, NM                                                                Karan, Liz Claiborne, Nine West

Patriot Plaza                                1986       76,000        11     Lenox, Polo Ralph Lauren, WestPoint Stevens
 Williamsburg, VA (Norfolk-Richmond area)

Mammoth Premium Outlets                      1990       35,000        11     Bass, Polo Ralph Lauren
 Mammoth Lakes, CA (Yosemite National
Park)

St. Helena Premium Outlets                   1992       23,000         9     Brooks Brothers, Coach Leather, Donna
 St. Helena, CA (Napa Valley)                                                Karan, Joan & David
                                                    ----------   ---------
   Total                                             5,216,000     1,364
                                                    ==========   =========
(1)  Acquired in March 1997

The Company rents approximately 27,000 square feet of office space in its headquarters facility in Roseland, New Jersey and approximately 4,000 square feet of office space for its west coast regional development office in Newport Beach, California.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not presently involved in any material litigation other than routine litigation arising in the ordinary course of business and that is either expected to be covered by liability insurance or to have no material impact on the Company's financial position and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the directors and executive officers of the
Company:

  NAME                   AGE    POSITION
David C. Bloom         43     Chairman of the Board (term expires in 2002)
                              and Chief Executive Officer
William D. Bloom       37     Vice Chairman
                              and Director (term expires in 2000)
Brendan T. Byrne       75     Director (term expires in 2001)
Robert Frommer         65     Director (term expires in 2000)
Barry M. Ginsburg      62     Director (term expires in 2002)
Philip D. Kaltenbacher 62     Director (term expires in 2002)
Reuben S. Leibowitz    52     Director (term expires in 2000)
Leslie T. Chao         43     President
Thomas J. Davis        44     Chief Operating Officer
Bruce Zalaznick        43     Executive Vice President-International
Michael J. Clarke      46     Chief Financial Officer
Christina M. Casey     44     Vice President-Human Resources
Denise M. Elmer        43     Vice President, General Counsel and Secretary
Anthony J. Galvin      40     Vice President-Leasing
Eric K. Helstrom       41     Vice President-Architecture and Construction
John R. Klein          41     Vice President-Acquisitions and Development
Gregory C. Link        50     Vice President-Operations
Michele Rothstein      41     Vice President-Marketing
Catherine A. Lassi     40     Treasurer
Sharon M. Vuskalns     36     Controller

DAVID C. BLOOM, Chairman of the Board and Chief Executive Officer since 1993. Mr. Bloom was a founder and principal of Chelsea, and was President of Chelsea from 1985 to 1993. As Chairman of the Board and Chief Executive Officer of the Company, he sets policy and coordinates and directs all the Company's primary functions. Prior to founding Chelsea, he was an equity analyst with The First Boston Corporation (now Credit Suisse First Boston Corporation) in New York. Mr. Bloom graduated from Dartmouth College and received an MBA from Harvard Business School.

WILLIAM D. BLOOM, Vice Chairman since 2000 and Director since 1995. Mr. Bloom joined The Chelsea Group in 1986 with responsibility for the leasing of the Company's projects and was appointed Executive Vice President-Leasing in 1993 and Executive Vice President-Strategic Relationships in 1996. Prior to joining Chelsea GCA, he was an institutional bond broker with Mabon Nugent in New York. Mr. Bloom graduated from Boston University School of Management.

BRENDAN T. BYRNE, Director since 1993. Since 1982, Mr. Byrne has been a senior partner in the law firm of Carella, Byrne, Bain, Gilfillan, Cecchi, Stewart & Olstein. He previously served as Governor of New Jersey from 1974 to 1982, Prosecutor of Essex County (New Jersey), President of the Public Utility Commission and Assignment Judge of the New Jersey Superior Court. He has also served as Vice President of the National District Attorneys Association; Trustee of Princeton University; Chairman of the Princeton University Council on New Jersey Affairs; Chairman of the United States Marshals Foundation; and Chairman of the National Commission on Criminal Justice Standards and Goals (1977). He serves on a Board of the National Judicial College, is a former Commissioner of the New Jersey Sports and Exposition Authority, and was a member of the board of directors of New Jersey Bell Telephone Company, Elizabethtown Water Company, Ingersoll-Rand Company and a former director of The Prudential Insurance Company of America. He is a member of the Board of Mack-Cali, Inc. Mr. Byrne graduated from Princeton University and received an LL.B. from Harvard Law School.

ROBERT FROMMER, Director since 1993. Mr. Frommer has been responsible for developing major commercial, residential and mixed-use real estate projects throughout the U.S. in such cities as New York, Philadelphia, Baltimore, Washington, DC, Chicago and Seattle. He has served as President of the Pebble Beach Co., the Ritz-Carlton Hotel of Chicago and PG&E Properties in California. Mr. Frommer is a graduate of the Wharton School of the University of Pennsylvania, and received an LL.B. from Yale Law School.

BARRY M. GINSBURG, Director since 1993. Mr. Ginsburg was a founder and principal of GCA and its predecessor companies from 1986 to 1993 and Vice Chairman of the Company from 1993 to 1999. From 1966 through 1985, he was employed by Dansk International Designs, Ltd. and was corporate Chief Operating Officer and Director from 1980 to 1985. Dansk operated a chain of 31 manufacturers' outlet stores. He is a Director of Liz Lange Maternity and New Milford (Connecticut) Hospital. Mr. Ginsburg graduated from Colby College and received an MBA from Cornell University.

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

REUBEN S. LEIBOWITZ, Director since 1993. Mr. Leibowitz is a Managing Director of E.M. Warburg, Pincus & Co., LLC ("Warburg, Pincus"), a venture banking firm. He has been associated with Warburg, Pincus since 1984. Mr. Leibowitz currently serves on the board of directors of Grubb & Ellis Company and Lennar Corporation. Mr. Leibowitz graduated from Brooklyn College, received an MBA from New York University, a JD from Brooklyn Law School, and an LL.M. from New York University School of Law.

LESLIE T. CHAO, President since April 1997. As President of the Company, Mr. Chao oversees the corporate finance, legal, administrative, investor relations and human resource functions of the Company. He joined Chelsea in 1987 as Chief Financial Officer. Prior to joining Chelsea, he was a Vice President in the corporate finance/treasury area of Manufacturers Hanover Corporation (now The Chase Manhattan Corporation), a New York bank holding company. Mr. Chao graduated from Dartmouth College and received an MBA from Columbia Business School.

THOMAS J. DAVIS, Chief Operating Officer since April 1997. As Chief Operating Officer, Mr. Davis oversees the asset management activities of the Company including leasing, operations and marketing as well as development and construction. Mr. Davis joined Chelsea in 1996 as Executive Vice President-Asset Management. From 1988 to 1995, he held various senior positions at Phillips-Van Heusen Corporation, most recently as Vice President-Real Estate. Mr. Davis has over twenty years of factory outlet industry experience and has served the industry in various trade association positions including Chairman of Manufacturers Idea Exchange as well as a board member of the Steering Committee for FOMA (Factory Outlet Marketing Association). Mr. Davis received the 1995 VALUE RETAIL NEWS Award of Excellence for individual achievement in the outlet industry.

BRUCE ZALAZNICK, Executive Vice President-International since 1999.
Mr. Zalaznick joined the Company in 1994 as Vice President-Acquisitions responsible for the Company's site acquisition activities. From 1996 to 1999 he served as Executive Vice President-Real Estate, responsible for the site selection, development, design and construction activities of the Company. In July 1999, Mr. Zalaznick was named Executive Vice President-International and is responsible for the Company's development outside the United
States. From 1990 to 1994, he was Senior Vice President-Site Acquisition at Prime Retail, Inc., a publicly traded REIT, and in that capacity was responsible for the acquisition and entitlement of approximately three million square feet of outlet space in ten states. Mr. Zalaznick graduated from Cornell University and received an MBA from the Wharton School at the University of Pennsylvania.

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

ANTHONY J. GALVIN, Vice President-Leasing since 1997. As Vice President-Leasing, Mr. Galvin is responsible for the management of the Company's leasing activities. From 1995 to 1997, he was Director of Real Estate for Coach Leather, a division of Sara Lee Corporation. From 1987 to 1995 he held positions in both real estate and construction at Phillips-Van Heusen Corporation. Mr. Galvin has served the industry in various trade association positions including Chairperson of the Northeast Merchants Association and the Board of Directors of ORMA (Outlet Retail Merchants Association). Mr. Galvin is a graduate of Glassboro State College (now Rowan University), where he serves on the Executive Committee of the Alumni Advisory Council for the School of Business.

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

CATHERINE A. LASSI, Treasurer since 1997. Ms. Lassi joined Chelsea in 1987, became Controller in 1990 and Treasurer in January 1997. As Treasurer, she oversees budgeting, forecasting, contract administration, cash management, banking, information systems and lease accounting activities for the Company. Ms. Lassi is a certified public accountant and graduated from the University of South Florida.

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

David C. Bloom and William D. Bloom are brothers.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY MATTERS

The common stock of the Company is traded on the New York Stock Exchange under the ticker symbol CCG. As of February 24, 2000 there were 545 shareholders of record. The Company believes it has more than 12,000 beneficial holders of common stock. The following table sets forth the quarterly high and low closing sales price per share (as derived from the WALL STREET JOURNAL) and the cash distributions declared in 1999 and 1998:

                                   SALES PRICE ($)              DISTRIBUTIONS
      QUARTER ENDED                HIGH       LOW                    ($)
      -------------               ------    -------            --------------

      December 31, 1999            31-3/4     29                      0.72
      September 30, 1999           38-7/8     30-7/16                 0.72
      June 30, 1999                39         29-5/16                 0.72
      March 31, 1999               35-7/8     27-7/8                  0.72

      December 31, 1998            35-5/8     32-7/16                 0.69
      September 30, 1998           40         31-1/8                  0.69
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

On June 16, 1997, pursuant to a Stock Subscription Agreement dated May 16, 1997 (the "Subscription Agreement") the Company sold to Simon Property Group, Inc. ("Simon") an aggregate of 1,408,450 shares of Common Stock at a purchase price of $35.50 per share, for an aggregate purchase price of approximately $50 million. Pursuant to the Subscription Agreement, the Company agreed not to sell for cash any equity securities (or securities convertible into or exercisable for equity securities) unless it offers to Simon the right to buy a pro rata share of such securities. Simon agreed not to acquire any additional securities of the Company or, directly or indirectly, seek to acquire control of the Company without prior consent of the Company's Board of Directors for a period of five years from the date of the Subscription Agreement (or two years after the Simon joint venture is terminated). If Simon acquires an aggregate of $100 million of securities of the Company, it will have the right to elect a director of the Company.

ITEM 6: SELECTED FINANCIAL DATA

                            CHELSEA GCA REALTY, INC.
             (IN THOUSANDS EXCEPT PER SHARE, AND NUMBER OF CENTERS)


                                                                                       YEAR ENDED
                                                                                      DECEMBER 31,
                                                              --------------------------------------------------------------
  OPERATING DATA:                                                  1999         1998        1997        1996        1995
                                                              ---------    ---------   ---------   ---------   ---------
  Rental revenue...........................................    $114,485      $99,976     $81,531     $63,792     $51,361
  Total revenues...........................................     162,926      139,315     113,417      91,356      72,515
  Loss on writedown of assets..............................         694       15,713           -           -           -
  Total expenses...........................................     115,370      113,879      78,262      59,996      41,814

  Income before minority interest and
      extraordinary item...................................      47,556       25,436      35,155      31,360      29,650
  Minority interest........................................      (9,275)      (3,803)     (6,595)     (9,899)    (10,078)
  Income before extraordinary item.........................      38,281       21,633      28,560      21,461      19,572
  Extraordinary item - loss on retirement of debt..........           -         (283)       (204)       (607)          -
  Net income...............................................      38,281       21,350      28,356      20,854      19,572
  Preferred dividend.......................................      (4,188)      (4,188)       (907)          -           -
  Net income to common shareholders........................     $34,093      $17,162     $27,449     $20,854     $19,572
  Income per common share before
      extraordinary item (diluted) (1).....................       $2.14        $1.12       $1.86       $1.79       $1.73
  Net income per common share (diluted) (1)................       $2.14        $1.10       $1.85       $1.74       $1.73

  OWNERSHIP INTEREST:
  REIT common shares.......................................      15,908       15,672      14,866      11,964      11,289
  Operating Partnership units..............................       3,389        3,431       3,435       5,316       5,601
                                                              ---------    ---------   ---------   ---------   ---------
  Weighted average shares/units outstanding................      19,297       19,103      18,301      17,280      16,890

  BALANCE SHEET DATA:
  Rental properties before accumulated
      depreciation.........................................    $848,813     $792,726    $708,933    $512,354    $415,983
  Total assets.............................................     806,055      773,352     688,029     502,212     408,053
  Total liabilities  ......................................     426,198      450,410     342,106     240,878     141,577
  Minority interest........................................     102,561       42,551      48,253      75,994      89,718
  Stockholders'/owners' equity.............................     277,296      280,391     297,670     185,340     176,758
  Distributions declared per common share..................       $2.88        $2.76       $2.58      $2.355      $2.135

  OTHER DATA:
  Funds from operations to common shareholders (2).........     $79,980      $67,994     $57,417     $48,616     $41,870
  Cash flows from:
     Operating activities..................................     $87,590      $78,731     $56,594     $53,510     $36,797
     Investing activities..................................     (77,578)    (119,807)   (199,250)    (99,568)    (82,393)
     Financing activities..................................     (10,781)      36,169     143,308      55,957      40,474

  GLA at end of period.....................................       5,216        4,876       4,308       3,610       2,934
  Weighted average GLA (3).................................       4,995        4,614       3,935       3,255       2,680
  Centers in operation at end of the period................          19           19          20          18          16
  New centers opened.......................................           -            1           1           2           1
  Centers expanded.........................................           4            7           5           5           7
  Center sold..............................................           1            -           -           -           1
  Centers held for sale....................................           1            2           -           -           -
  Center acquired..........................................           -            -           1           -           -

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

GENERAL OVERVIEW

At December 31, 1999 and 1998, the Company operated 19 manufacturers' outlet centers, compared to 20 at the end of 1997. The Company's operating gross leasable area ("GLA") at December 31, 1999 was 5.2 million square feet compared to 4.9 million square feet and 4.3 million square feet at December 31, 1998 and 1997, respectively.

From January 1, 1997 to December 31, 1999, the Company grew by increasing rents at its operating centers, opening two new centers, acquiring one center and expanding nine centers. The 1.6 million square feet ("sf") of net GLA added is detailed as follows:


                                                       SINCE
                                                    JANUARY 1,
                                                       1997             1999              1998             1997
                                                   --------------   --------------    --------------   --------------
CHANGES IN GLA (SF IN 000'S):

   NEW CENTERS DEVELOPED:
      Leesburg Corner                                    270                -               270                -
      Wrentham Village                                   227                -                 -              227
                                                   --------------   --------------    -------------     --------------
   TOTAL NEW CENTERS                                     497                -               270              227

   CENTERS EXPANDED:
      Wrentham Village                                   246              120               126                -
      North Georgia                                      245              103                31              111
      Leesburg Corner                                     55               55                 -                -
      Camarillo Premium Outlets                          175               45                45               85
      Woodbury Common                                    268                -               268                -
      Folsom Premium Outlets                              34                -                19               15
      Columbia Gorge                                      16                -                16                -
      Desert Hills                                        42                -                 6               36
      Liberty Village                                     12                -                 -               12
      Other                                                -               17               (15)              (2)
                                                    --------------  --------------    --------------   --------------
   TOTAL CENTERS EXPANDED                              1,093              340               496              257

   CENTERS HELD FOR SALE:
      Solvang Designer Outlets                           (52)               -               (52)               -
      Lawrence Riverfront                               (146)               -              (146)               -
                                                   --------------   --------------    --------------   --------------
                                                        (198)               -              (198)               -

   CENTER ACQUIRED:
      Waikele Premium Outlets                            214                -                 -              214
                                                   --------------   --------------    --------------   --------------
NET GLA ADDED DURING THE PERIOD                        1,606              340               568              698

OTHER DATA:
      GLA at end of period                                              5,216             4,876            4,308
      Weighted average GLA (1)                                          4,995             4,614            3,935
      Centers in operation at end of period                                19                19               20
      New centers opened                                                    -                 1                1
      Centers expanded                                                      4                 7                5
      Centers sold                                                          1                 -                -
      Centers held for sale                                                 1                 2                -
      Center acquired                                                       -                 -                1

NOTE:  (1)  Average GLA weighted by months in operation

The Company's centers produced weighted average reported tenant sales of approximately $377 per square foot in 1999 and $360 per square foot in 1998 and 1997.

Two of the Company's centers, Woodbury Common and Desert Hills, generated approximately 34%, 35% and 34% of the Company's total revenue for the years 1999, 1998 and 1997, respectively. In addition, approximately 30%, 34%, and 38% of the Company's revenues for the years ended December 31, 1999, 1998 and 1997, respectively, were derived from the Company's centers in California, including Desert Hills.

The Company does not consider any single store lease to be material; no individual tenant, combining all of its store concepts, accounts for more than 5% of the Company's gross revenues or total GLA; and only two tenants occupy more than 4% of the Company's total GLA. In view of these statistics and the Company's past success in re-leasing available space, the Company believes the loss of any individual tenant would not have a significant effect on future operations.

The discussion below is based upon operating income before minority interest and extraordinary item. The minority interest in net income varies from period to period as a result of changes in Operating Partnership interests and the Company's 50% investment in Solvang prior to June 30, 1997.

COMPARISON OF  YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998

Operating income before interest, depreciation and amortization increased $18.6 million, or 19.8%, to $112.2 million in 1999 from $93.6 million in 1998. This increase was primarily the result of expansions and a new center opening during 1999 and 1998.

Base rentals increased $12.2 million, or 14.1%, to $98.8 million in 1999 from $86.6 million in 1998 due to expansions, a new center opening in 1998 and higher average rents. Base rental revenue per weighted average square foot increased to $19.79 in 1999 from $18.77 in 1998 as a result of higher rental rates on new leases and renewals.

Percentage rents increased $2.3 million, or 16.9%, to $15.7 million in 1999 from $13.4 million in 1998. The increase was primarily due to a new center opening in 1998, expansions of existing centers and increase in tenants contributing percentage rents.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $4.4 million, or 12.5%, to $39.7 million in 1999 from $35.3 million in 1998, due to the recovery of operating and maintenance costs from increased GLA. On a weighted average square foot basis, expense reimbursements increased 3.9% to $7.96 in 1999 from $7.66 in 1998. The average recovery of reimbursable expenses was 90.8% in 1999 compared to 91.3% in 1998.

Other income increased $4.7 million to $8.7 million in 1999 from $4.0 million in 1998. The increase was primarily due to income from the agreement not to compete with the Mills Corporation in the Houston, Texas area.

Interest, in excess of amounts capitalized, increased $4.2 million to $24.2 million in 1999 from $20.0 million in 1998, due to higher debt balances from increased GLA in operation.

Operating and maintenance expenses increased $5.1 million, or 13.1%, to $43.8 million in 1999 from $38.7 million in 1998. The increase was primarily due to costs related to increased GLA. On a weighted average square foot basis, operating and maintenance expenses increased 4.4% to $8.76 in 1999 from $8.39 in 1998 as a result of increased real estate tax and promotion costs.

General and administrative expenses remained stable at $4.8 million during 1999 and 1998.

Depreciation and amortization expense increased $7.2 million to $39.7 million in 1999 from $32.5 million in 1998. The increase was due to depreciation of expansions and a new center opened in 1998.

The loss on writedown of assets of $0.7 million in 1999 and $15.7 million in 1998 was attributable to the re-valuation of two centers held for sale at their estimated fair values and the write-off of pre-development costs of an abandoned site.

Other expenses remained stable at $2.1 million during 1999 and 1998.

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

The loss on writedown of assets of $15.7 million in 1998 was attributable to the re-valuation of two centers held for sale at their estimated fair values and the write-off of pre-development costs of an abandoned site.

Other expenses decreased $0.4 million to $2.2 million in 1998 from $2.6 million in 1997. The decrease was primarily due to recoveries of bad debts previously written off.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes it has adequate financial resources to fund operating expenses, distributions, and planned development and construction activities. Operating cash flow in 1999 of $87.6 million is expected to increase with a full year of operations of the 340,000 square feet of GLA added during 1999 and scheduled openings of approximately 853,000 square feet in 2000, which includes the Company's 50% ownership share in Orlando Premium Outlets and 40% ownership share in Gotemba Premium Outlets. The Company has adequate funding sources to complete and open all of its current development projects through the use of available cash of $8.9 million; construction loans for the Orlando and Allen projects; a yen denominated line of credit for the Company's share of projects in Japan; and approximately $90 million available under its Senior Credit Facility. Chelsea also has the ability to access the public markets through its $175 million debt shelf registration and if current market conditions become favorable through its $200 million equity shelf registration.

Operating cash flow is expected to provide sufficient funds for dividends and distributions in accordance with REIT federal income tax requirements. In addition, the Company anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its centers.

Common distributions declared and recorded in 1999 were $55.2 million or $2.88 per share or unit. The Company's 1999 distribution payout ratio as a percentage of net income before minority interest, loss on writedown of assets and depreciation and amortization, exclusive of amortization of deferred financing costs, ("FFO") was 69%. The Senior Credit Facility limits aggregate dividends and distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

On September 3, 1999, the OP completed a private sale of $65 million of Series B Cumulative Redeemable Preferred Units ("Preferred Units") to an institutional investor. The private placement took the form of 1.3 million Preferred Units at a stated value of $50 each. The Preferred Units may be called at par on or after September 3, 2004, have no stated maturity or mandatory redemption and pay a cumulative quarterly dividend at an annualized rate of 9.0%. The Preferred Units are not convertible to any other securities of the OP or Company. Proceeds from the sale were used to pay down borrowings under the Senior Credit Facility.

On March 30, 1998, the OP replaced its two unsecured bank revolving lines of credit, totaling $150 million (the "Credit Facilities"), with a new $160 million senior unsecured bank line of credit (the "Senior Credit Facility"). The Senior Credit Facility expires on March 30, 2002 and the OP has an annual right to request a one-year extension of the Senior Credit Facility which may be granted at the option of the lenders. The OP has requested and expects approval to extend the Facility until March 30, 2003. The Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (7.24% at December 31, 1999) or the prime rate, at the OP's option. The LIBOR spread ranges from 0.85% to 1.25% depending on the Operating Partnership's Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding.

In November 1998, the OP obtained a $60 million term loan which expires April 2000 and bears interest on the outstanding balance at a rate equal to LIBOR plus 1.40% (7.53% at December 31, 1999). Proceeds from the loan were used to pay down borrowings under the Senior Credit Facility. The Company is currently exploring several refinancing alternatives including extension and payoff of this loan.

The Company is in the process of planning development for 2000 and beyond. At December 31, 1999, approximately 424,000 square feet of the Company's planned 2000 development was under construction, including the 232,000 square foot first phase of Allen Premium Outlets (Allen, Texas - located on US Highway 75 approximately 30 miles north of Dallas), the 104,000 square foot third phase of Leesburg Corner and expansions totaling 88,000 square feet at two other centers. These projects are under development and there can be no assurance that they will be completed or opened, or that there will not be delays in opening or completion. Excluding separately financed joint venture projects, the Company anticipates 2000 development and construction costs of $40 million to $50 million. Funding is currently expected from borrowings under the Senior Credit Facility, additional debt offerings, and/or equity offerings, except Allen Premium Outlets. In February 2000, an affiliate of the Company entered into a $40 million construction loan agreement that is expected to fund approximately 75% of the costs of the Allen project. The loan is guaranteed by the OP.

Construction is also underway on Orlando Premium Outlets ("OPO"), a 430,000 square-foot upscale outlet center located on Interstate 4 midway between Walt Disney World/EPCOT and Sea World in Orlando, Florida. OPO is a joint venture project between the Company and Simon and is scheduled to open as a single phase in mid-2000. In February 1999, the joint venture entered into a $82.5 million construction loan agreement that is expected to fund approximately 75% of the costs of the project. The loan is 50% guaranteed by each of the Company and Simon and as of December 31, 1999, $20.8 million was outstanding.

In June 1999, the Company signed a definitive agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan. The joint venture, known as Chelsea Japan Co., Ltd. ("Chelsea Japan") intends to develop its initial project in the city of Gotemba. In conjunction with the agreement, the Company contributed $1.7 million in equity. In addition, an equity investee of the Company entered into a 4 billion yen (US $40 million ) line of credit guaranteed by the Company and OP to fund its share of construction costs. At December 31, 1999, no amounts were outstanding under the loan. In December 1999, construction began on the 220,000 square-foot first phase of Gotemba Premium Outlets with opening scheduled for mid- 2000. Gotemba is located on the Tomei Expressway, approximately 60 miles west of Tokyo and midway between Mt. Fuji and the Hakone resort area. Subject to governmental and other approvals, Chelsea Japan also expects to announce a project outside Osaka, the second-largest city in Japan, to open in late 2000.

The Company has minority interests ranging from 5 to 15% in several outlet centers and outlet development projects in Europe. Two outlet centers, Bicester Village outside of London, England and La Roca Company Stores outside of Barcelona, Spain, are currently open and operated by Value Retail PLC and its affiliates. Three new European projects and expansions of the two existing centers are in various stages of development and are expected to open within the next two years. The Company's total investment in Europe as of February 2000 is approximately $4.5 million. The Company has also agreed to provide up to $22 million in limited debt service guarantees under a standby facility for loans arranged by Value Retail PLC to construct outlet centers in Europe. The term of the standby facility is three years and guarantees shall not be outstanding for longer than five years after project completion. As of February 2000, the Company has provided limited debt service guaranties of approximately $20 million for three projects.

The Company announced in October 1998 that it sold its interest in and terminated the development of Houston Premium Outlets, a joint venture project with Simon. Under the terms of the agreement, the Company will receive non-compete payments totaling $21.4 million from The Mills Corporation; $3.0 million was received at closing, and four annual installments of $4.6 million will be received on each January 2, 1999 through 2002. The Company has also been reimbursed for its share of land costs, development costs and fees related to the project.

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

Net cash provided by operating activities was $87.6 million and $78.7 million for the years ended December 31, 1999 and 1998, respectively. The increase was primarily due to the growth of the Company's GLA to 5.2 million square feet in 1999 from 4.9 million square feet in 1998 and receipt of payment on a non-compete receivable. Net cash used in investing activities decreased $42.2 million for the year ended December 31, 1999 compared to the corresponding 1998 period, as a result of decreased construction activity, proceeds from sale of a center and receipt of payment on a note receivable. For the year ended December 31, 1999, net cash provided by financing activities decreased by $47.0 million primarily due to higher borrowings during 1998 offset in part by the sale of preferred units in September 1999. Proceeds from the sale were used to repay borrowings under the Company's Senior Credit Facility.

Net cash provided by operating activities was $78.7 million and $56.6 million for the years ended December 31, 1998 and 1997, respectively. The increase was primarily due to the growth of the Company's GLA to 4.9 million square feet in 1998 from 4.3 million square feet in 1997. Net cash used in investing activities decreased $79.4 million for the year ended December 31, 1998 compared to the corresponding 1997 period, primarily as a result of the Waikele Factory Outlets acquisition in March 1997. For the year ended December 31, 1998, net cash provided by financing activities decreased by $107.1 million primarily due to borrowings for the Waikele Factory Outlets acquisition and excess capital raised for development during 1997.

YEAR 2000 COMPLIANCE

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission-critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed less than $100,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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


                                                                           YEAR ENDED DECEMBER 31,
                                                                                1999              1998
                                                                           -------------     ------------

Income to common shareholders before extraordinary item............          $34,093           $17,445
Add:
  Depreciation and amortization....................................           39,716            32,486
  Amortization of deferred financing costs and depreciation
    of non-rental real estate assets...............................           (1,849)           (1,453)
  Loss on writedown of assets......................................              694            15,713
  Minority interest................................................            9,275             3,803
  Preferred unit distribution......................................           (1,949)                -
                                                                           -------------     ------------
FFO................................................................          $79,980           $67,994
                                                                           =============     ============
Average shares/units outstanding...................................           19,297            19,103
Dividends declared per share.......................................            $2.88             $2.76


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

ITEM 7-A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily from its floating rate debt arrangements. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move (increase) in interest rates along the entire rate curve would adversely affect the Company's annual interest cost by approximately $1.3 million annually.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and financial information of the Company for the years ended December 31, 1999, 1998 and 1997 and the Report of the Independent Auditors thereon are included elsewhere herein. Reference is made to the financial statements and schedules in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEMS 10, 11, 12 AND 13.

The required information in the following items will appear in the Company's Proxy Statement furnished to shareholders in connection with the 2000 Annual Meeting, and is incorporated by reference in this Form 10-K Annual Report.

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

    3.     Exhibits

    3.1 Articles of Incorporation of the Company, as amended, including Articles Supplementary relating to 8 3/8% Series A Cumulative Redeemable Preferred Stock and Articles Supplementary relating to 9% Series B Cumulative Redeemable Preferred Stock.

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

    3.5    Amendment No. 3 to Partnership Agreement dated September 3, 1999.

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

    10.1 Registration Rights Agreement among the Company and recipients of Units. Incorporated by reference to Exhibit 4.1 to S-11.

    10.2 Term Loan Agreement dated November 3, 1998 among Chelsea GCA Realty Partnership, L.P., BankBoston, N.A., individually and as an agent, and other Lending Institutions listed therein. Incorporated by reference to Exhibit 10.2 to Form 10K for the year ended December 31, 1998 ("1998 10K").

    10.3 Credit Agreement dated March 30, 1998 among Chelsea GCA Realty Partnership, L.P., BankBoston, N.A, individually and as an agent, and other Lending Institutions listed therein. Incorporated by reference to Exhibit 10.3 to 1998 10K.

    10.4 Agreement dated October 23, 1998, among Chelsea GCA Realty Partnership, L.P., Chelsea GCA Realty, Inc., Simon Property Group, L.P., the Mills Corporation and related parties. Incorporated by reference to Exhibit 10.4 to 1998 10K.

    10.5 Limited Liability Company Agreement of Simon/Chelsea Development Co., L.L.C. dated May 16, 1997 between Simon DeBartolo Group, L.P. and Chelsea GCA Realty Partnership, L.P. Incorporated by reference to
           Exhibit 10.3 to Form 10K for the year ended December 31, 1997.

    10.6 Subscription Agreement dated as of March 31, 1997 by and among Chelsea GCA Realty Partnership, L.P., WCC Associates and KM Halawa Partners. Incorporated by reference to Exhibit 1 to current report on Form 8-K reporting on an event which occurred March 31, 1997.

    10.7 Stock Subscription Agreement dated May 16, 1997 between Chelsea GCA Realty, Inc. and Simon DeBartolo Group, L.P. Incorporated by reference to Exhibit 10.5 to Form 10K for the year ended December 31, 1997.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)


    10.8 Contribution Agreement by and among an institutional investor and Chelsea GCA Realty Partnership, L.P. and Chelsea GCA Realty, Inc. dated September 3, 1999.

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


                  ITEM 8, ITEM 14(A)(1) AND (2) AND ITEM 14(D)


(A)1.   FINANCIAL STATEMENTS
                                                                      FORM 10-K
                                                                     REPORT PAGE
CONSOLIDATED FINANCIAL STATEMENTS-CHELSEA GCA REALTY, INC.

Report of Independent Auditors.........................................  F-1
Consolidated Balance Sheets as of December 31, 1999 and 1998...........  F-2
Consolidated Statements of Income for the years ended December
     31, 1999, 1998 and 1997...........................................  F-3
Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 1999, 1998 and 1997..................................  F-4
Consolidated Statements of Cash Flows for the years ended December
     31, 1999, 1998 and 1997...........................................  F-5
Notes to Consolidated Financial Statements.............................  F-6

(A)2 AND (D) FINANCIAL STATEMENT SCHEDULE

Schedule III-Consolidated Real Estate and Accumulated Depreciation...    F-19
                                                                     and F-20

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.



                         REPORT OF INDEPENDENT AUDITORS


BOARD OF DIRECTORS
CHELSEA GCA REALTY, INC.

We have audited the accompanying consolidated balance sheets of Chelsea GCA Realty, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index as Item 14(a). These financial statements and schedule are the responsibility of the management of Chelsea GCA Realty, Inc. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chelsea GCA Realty, Inc. as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


ERNST & YOUNG LLP


NEW YORK, NEW YORK
FEBRUARY 2, 2000

                            CHELSEA GCA REALTY, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            DECEMBER 31,
                                                                                      1999             1998
                                                                                ------------        ------------
ASSETS
Rental properties:
     Land..................................................................      $ 118,494           $ 109,318
     Depreciable property..................................................        730,319             683,408
                                                                                ------------        ------------
Total rental property......................................................        848,813             792,726
Accumulated depreciation...................................................       (138,221)           (102,851)
                                                                                ------------        ------------
Rental properties, net.....................................................        710,592             689,875
Cash and cash equivalents..................................................          8,862               9,631
Notes receivable-related parties...........................................          2,213               4,500
Deferred costs, net........................................................         14,290              17,766
Properties held for sale...................................................          3,388               8,733
Other assets...............................................................         66,710              42,847
                                                                                                    ------------
                                                                                ------------
TOTAL ASSETS...............................................................      $ 806,055           $ 773,352
                                                                                ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Unsecured bank debt...................................................      $ 131,035           $ 151,035
     7.75% Unsecured Notes due 2001........................................         99,905              99,824
     7.25% Unsecured Notes due 2007........................................        124,744             124,712
     Construction payables.................................................          9,277              12,927
     Accounts payable and accrued expenses.................................         27,127              19,769
     Obligation under capital lease........................................          3,233               9,612
     Accrued dividend and distribution payable.............................          3,813               3,274
     Other liabilities.....................................................         27,064              29,257
                                                                                ------------        ------------
TOTAL LIABILITIES..........................................................        426,198             450,410

Commitments and contingencies

Minority interest..........................................................        102,561              42,551

Stockholders' equity:
     8.375% series A cumulative redeemable preferred stock, $0.01 par value, authorized 1,000 shares, issued and outstanding 1,000 shares in 1999
          and 1998 (aggregate liquidation preference $50,000)..............             10                  10
     Common stock, $0.01 par value, authorized 50,000 shares,
          issued and outstanding 15,932 in 1999 and 15,608 in 1998.........            159                 156
     Paid-in-capital.......................................................        347,725             339,490
     Distributions in excess of net income.................................        (70,598)            (59,265)
                                                                                ------------        ------------
TOTAL STOCKHOLDERS' EQUITY.................................................        277,296             280,391
                                                                                ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................................      $ 806,055           $ 773,352
                                                                                ============        ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                            CHELSEA GCA REALTY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         YEAR ENDED DECEMBER 31,
                                                                  1999               1998            1997
                                                           ---------------    ---------------    ---------------
   REVENUES:
        Base rent......................................        $98,838            $86,592            $70,693
        Percentage rent................................         15,647             13,384             10,838
        Expense reimbursements.........................         39,748             35,342             28,981
        Other income...................................          8,693              3,997              2,905
                                                           ---------------   ---------------       ------------
   TOTAL REVENUES......................................        162,926            139,315            113,417

   EXPENSES:
        Interest.......................................         24,208             19,978             15,447
        Operating and maintenance......................         43,771             38,704             31,423
        Depreciation and amortization..................         39,716             32,486             24,995
        General and administrative.....................          4,853              4,849              3,815
        Loss on writedown of assets....................            694             15,713                  -
        Other..........................................          2,128              2,149              2,582
                                                           ---------------    ---------------      ------------
   TOTAL EXPENSES......................................        115,370            113,879             78,262

   Income before minority interest and
        extraordinary item.............................         47,556             25,436             35,155
   Minority interest...................................         (9,275)            (3,803)            (6,595)
                                                           ---------------    ---------------    ---------------

   Income before extraordinary item....................         38,281             21,633             28,560
   Extraordinary item-loss on early extinguishment of
        debt, net of minority interest in the amount of
        $62 in 1998 and $48 in 1997....................              -               (283)              (204)
                                                           ---------------    ---------------    ---------------

   Net income..........................................         38,281             21,350             28,356
   Preferred dividend requirement......................         (4,188)            (4,188)              (907)
                                                           ---------------    ---------------    ---------------
   NET INCOME TO COMMON SHAREHOLDERS...................        $34,093            $17,162            $27,449
                                                           ===============    ===============    ===============

   EARNINGS PER SHARE
   BASIC:
   Income per common share before extraordinary item ..          $2.17              $1.13              $1.89
   Extraordinary item per common share.................              -              (0.02)             (0.01)
                                                           ---------------    ---------------    ---------------
   Net income per common share.........................          $2.17              $1.11              $1.88
                                                           ===============    ===============    ===============

   Weighted average common shares outstanding..........         15,742             15,440             14,605
                                                           ===============    ===============    ===============
   DILUTED:
   Income per common share before extraordinary item ..          $2.14              $1.12              $1.86
   Extraordinary item per common share.................              -              (0.02)             (0.01)
                                                           ---------------    ---------------    ---------------
   Net income per common share.........................          $2.14              $1.10              $1.85
                                                           ===============    ===============    ===============

   Weighted average common shares outstanding..........         15,908             15,672             14,866
                                                           ===============    ===============    ===============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                            CHELSEA GCA REALTY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      PREFERRED    COMMON STOCK                   DISTRIB. IN        TOTAL
                                                      STOCK AT          AT          PAID-IN-       EXCESS OF     STOCKHOLDERS'
                                                      PAR VALUE      PAR VALUE       CAPITAL      NET INCOME        EQUITY
                                                    -------------- -------------- -------------- -------------- ----------------

Balance December 31, 1996...........................  $     -         $124         $207,910       ($22,694)         $185,340
Net income...........................................       -           -              -            28,356            28,356
Preferred dividend requirement.......................       -           -              -              (907)             (907)
Cash distributions declared ($2.58 per common
     share of which $0.49
     represented a return of capital for
     federal income tax purposes)....................       -           -              -           (38,475)          (38,475)
Exercise of stock options............................       -           -             1,205            -               1,205
Shares issued in exchange for units of the
     Operating Partnership...........................       -           15           19,984            -              19,999
Sales of stock (net of costs)........................      10           14           98,382            -              98,406
Shares issued through dividend
     reinvestment program............................       -            1            3,745            -               3,746
                                                    -------------- -------------- -------------- -------------- ----------------
Balance December 31, 1997............................      10          154          331,226        (33,720)          297,670

Net income...........................................       -           -              -            21,350            21,350
Preferred dividend requirement.......................       -           -              -            (4,188)           (4,188)
Cash distributions declared ($2.76 per common
     share of which $0.30 represented
     a return of capital for federal income
     tax purposes)...................................       -           -              -           (42,707)          (42,707)
Exercise of stock options............................       -           -               849            -                 849
Shares issued through dividend
     reinvestment program............................       -            2            7,415            -               7,417
                                                    -------------- -------------- -------------- -------------- ----------------
Balance December 31, 1998............................      10          156          339,490        (59,265)          280,391

NET INCOME...........................................       -           -              -            38,281            38,281
PREFERRED DIVIDEND REQUIREMENT.......................       -           -              -            (4,188)           (4,188)
CASH DISTRIBUTIONS DECLARED ($2.88 PER COMMON SHARE
     OF WHICH $0.86 REPRESENTED A
     RETURN OF CAPITAL FOR FEDERAL INCOME
     TAX PURPOSES)...................................       -           -              -           (45,426)          (45,426)
EXERCISE OF STOCK OPTIONS............................       -           -             1,286            -               1,286
SHARES ISSUED THROUGH DIVIDEND
     REINVESTMENT PROGRAM............................       -            3            5,987            -               5,990
SHARES ISSUED IN EXCHANGE FOR UNITS
     OF THE OPERATING PARTNERSHIP....................       -           -               903            -                 903
SHARES ISSUED THROUGH EMPLOYEE STOCK PURCHASE PLAN
     (NET OF COSTS)..................................       -           -                59            -                  59

                                                    -------------- -------------- -------------- -------------- ----------------
BALANCE DECEMBER 31, 1999............................     $10         $159         $347,725       ($70,598)         $277,296
                                                    ============== ============== ============== ============== ================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                            CHELSEA GCA REALTY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                YEAR ENDED DECEMBER 31,
                                                                      1999               1998             1997
                                                                ---------------    ---------------    ---------------

   CASH FLOWS FROM OPERATING ACTIVITIES
   Net income..................................................      $38,281            $21,350            $28,356
   Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation and amortization..........................       39,716             32,486             24,995
        Minority interest in net income........................        9,275              3,803              6,547
        Loss on writedown of assets............................          694             15,713                  -
        Proceeds from non-compete receivable...................        4,600                  -                  -
        Amortization of non-compete revenue....................       (5,136)              (856)                 -
        Extraordinary loss on early extinguishment of debt.....            -                345                252
        Additions to deferred lease costs......................       (2,771)            (3,178)            (6,629)
        Other operating activities.............................          511                460                319
        Changes in assets and liabilities:
         Straight-line rent receivable.........................       (1,554)            (1,900)            (1,523)
         Other assets..........................................       (3,076)             1,094                287
         Accounts payable and accrued expenses.................        7,050              9,414              3,990
                                                                ---------------    ---------------    ---------------
   Net cash provided by operating activities...................       87,590             78,731             56,594

   CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to rental properties..............................      (62,119)          (116,339)          (195,058)
   Additions to deferred development costs.....................         (753)            (3,468)            (2,237)
   Proceeds from sale of center................................        4,483                  -                  -
   Loans to related parties....................................       (2,213)                 -                  -
   Payments from related parties...............................        4,500                  -                  -
   Additions to investments in joint ventures..................      (21,476)                 -                  -
   Other investing activities..................................            -                  -             (1,955)
                                                                ---------------    ---------------    ---------------
   Net cash used in investing activities.......................      (77,578)          (119,807)          (199,250)

   CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from sale of preferred units...................       63,315                  -                  -
   Net proceeds from sale of common stock......................        7,335              8,287             54,951
   Net proceeds from sale of preferred stock...................            -                  -             48,406
   Distributions...............................................      (60,752)           (56,366)           (48,791)
   Debt proceeds ..............................................       49,000            154,000            261,710
   Repayments of debt..........................................      (69,000)           (68,000)          (172,000)
   Additions to deferred financing costs.......................         (679)            (1,695)              (855)
   Other financing activities..................................            -                (57)              (113)
                                                                ---------------    ---------------    ---------------
   Net cash (used in) provided by financing activities.........      (10,781)            36,169            143,308

   Net (decrease) increase in cash and cash equivalents........         (769)            (4,907)               652
   Cash and cash equivalents, beginning of period..............        9,631             14,538             13,886
                                                                ---------------    ---------------    ---------------
   Cash and cash equivalents, end of period....................       $8,862             $9,631            $14,538
                                                                ===============    ===============    ===============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                          NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

Chelsea GCA Realty, Inc. (the "Company") is engaged in the development, ownership, acquisition and operation of manufacturers' outlet centers. As of December 31, 1999 the Company operated 19 manufacturers' outlet centers in 11 states. The Company is a self-administered and self-managed real estate investment trust ("REIT"). The Company is the sole general partner in Chelsea GCA Realty Partnership, L.P. (the "Operating Partnership" or "OP").

BASIS OF PRESENTATION

All of the Company's assets are held by, and all of its operations conducted through, the Operating Partnership. Due to the Company's ability, as the sole general partner, to exercise financial and operational control over the Operating Partnership, the Operating Partnership is consolidated in the accompanying financial statements. All significant intercompany transactions and accounts have been eliminated in consolidation. The Company accounts for its non-controlling investments under the equity method. Such investments are included in other assets in the financial statements.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1999 and 1998 using available market information and appropriate valuation methodologies. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

RENTAL PROPERTIES

Rental properties are presented at cost net of accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The Company uses 25-40 year estimated lives for buildings, and 15 and 5-7 year estimated lives for improvements and equipment, respectively. Expenditures for ordinary maintenance and repairs are charged to operations as incurred, while significant renovations and enhancements that improve and/or extend the useful life of an asset are capitalized and depreciated over the estimated useful life. Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires that the Company review real estate assets for impairment wherever events or changes in circumstances indicate that the carrying value of assets to be held and used may not be recoverable. Impaired assets are reported at the lower of cost or fair value. Assets to be disposed of are reported at the lower of cost or fair value less cost to sell.

Gains and losses from sales of real estate are recorded when title is conveyed to the buyer, subject to the buyer's financial commitment being sufficient to provide economic substance to the sale.

CASH AND EQUIVALENTS

All demand and money market accounts and certificates of deposit with original terms of three months or less from the date of purchase are considered cash equivalents. At December 31, 1999 and 1998 cash equivalents consisted of repurchase agreements which were held by one financial institution, commercial paper and U.S. Government agency securities which matured in January of the following year. The carrying amount of such investments approximated fair value.

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

FOREIGN CURRENCY TRANSLATION

The Company conforms to the requirements of the Statement of Financial Accounting Standards No. 52 (SFAS 52) entitled "Foreign Currency Translation." Accordingly, assets and liabilities of foreign equity investees are translated at prevailing year-end rates of exchange. Gains and losses related to foreign currency were not material for the three year period ending December 31, 1999.

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

BAD DEBT EXPENSE

Bad debt expense included in other expense totaled $0.8 million, $0.6 million and $0.8 million for the years ended December 31, 1999, 1998 and 1997, respectively. The allowance for doubtful accounts included in other assets totaled $1.0 million and $1.1 million at December 31, 1999 and 1998, respectively.

INCOME TAXES

The Company is taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, commencing with the tax year ended December 31, 1993. As a REIT, the Company generally is not subject to federal income tax. To maintain qualification as a REIT, the Company must distribute at least 95% of its REIT taxable income to its stockholders and meet certain other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state and local taxes on its income and property. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. At December 31, 1999 and 1998, the Company was in compliance with all REIT requirements and was not subject to federal income taxes.

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

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock of 0.2 million in 1999 and 1998 and 0.3 million in 1997, respectively.

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

CONCENTRATION OF COMPANY'S REVENUE AND CREDIT RISK

Approximately 34%, 35% and 34% of the Company's revenues for the years ended December 31, 1999, 1998 and 1997, respectively, were derived from the Company's two centers with the highest revenues, Woodbury Common and Desert Hills. The loss of either center or a material decrease in revenues from either center for any reason may have a material adverse effect on the Company. In addition, approximately 30%, 34% and 38% of the Company's revenues for the years ended December 31, 1999, 1998 and 1997, respectively, were derived from the Company's centers in California, which includes Desert Hills.

Management of the Company performs ongoing credit evaluations of its tenants and requires certain tenants to provide security deposits. Although the Company's tenants operate principally in the retail industry, there is no dependence upon any single tenant.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

MINORITY INTEREST

Minority interest is comprised of the following:

     o The common unitholders' interest in the OP which was issued in exchange for the assets contributed to the OP on November 2, 1993 and additional units exchanged for property acquisitions during 1997. The unitholders' interest at December 31, 1999 and 1998 was 17.4% and 18.0% (3,357 units and 3,429 units), respectively. Common shares are reserved for the potential conversion of the units.

     o The preferred unitholder's interest in the OP issued in a private sale of $65 million of Series B Cumulative Redeemable Preferred Units to an institutional investor in September 1999.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended by FASB Statement No. 137), which is required to be adopted in years beginning after June 15, 2000. Statement 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of the Statement will have a significant effect on its results of operations or financial position.

3.  RENTAL PROPERTIES

The following summarizes the carrying values of rental properties as of December 31 (in thousands):

                                                        1999           1998
                                                ---------------  --------------
Land and improvements..........................     $266,441         $245,814
Buildings and improvements.....................      552,240          512,080
Construction-in-process........................       19,288           25,534
Equipment and furniture........................       10,844            9,298
                                                ---------------  --------------
Total rental property..........................      848,813          792,726
Accumulated depreciation and amortization......     (138,221)        (102,851)
                                                ---------------  --------------
Total rental property, net.....................     $710,592         $689,875
                                                ===============  ==============

Interest costs capitalized as part of buildings and improvements were $3.1 million, $5.2 million and $4.8 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Commitments for land, new construction, development, and acquisitions, excluding separately financed joint venture activity, totaled approximately $6.2 million at December 31, 1999.

Depreciation expense (including amortization of the capital lease) amounted to $35.6 million, $29.2 million and $22.3 million for the years ended December 31, 1999, 1998 and 1997, respectively.

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

The following condensed pro forma (unaudited) information assumes the acquisition had occurred on January 1, 1997:


                                                                     1997
                                                                --------------

         Total revenue....................................          $115,349

         Income to common shareholders before
            extraordinary items.........................              28,137

         Net income to common shareholders................            27,933

         Earnings per share:
         Basic:
             Income before extraordinary items...........              $1.93
             Net income..................................              $1.91

          Diluted:
             Income before extraordinary items...........              $1.89
             Net income..................................              $1.88

5.  DEFERRED COSTS

The following summarizes the carrying amounts for deferred costs as of December 31 (in thousands):

                                                   1999          1998
                                               ------------  ------------

Lease costs....................................   $19,838       $17,601
Financing costs................................    11,557        10,879
Development costs..............................       967         3,675
Other..........................................     1,172         1,172
                                               ------------  ------------
Total deferred costs...........................    33,534        33,327
Accumulated amortization.......................   (19,244)      (15,561)
                                               ------------  ------------
Total deferred costs, net......................   $14,290       $17,766
                                               ============  ============

6.       PROPERTIES HELD FOR SALE

As of December 31, 1999, properties held for sale represented the fair value, less estimated costs to sell, of Solvang Designer Outlets ("Solvang"). As of December 31, 1998, Lawrence Riverfront Plaza was also included in properties held for sale; the property was sold on March 26, 1999.

During the second quarter of 1998, the Company accepted an offer to purchase Solvang, a 51,000 square foot center in Solvang, California, for a net selling price of $5.6 million. The center had a book value of $10.5 million, resulting in a writedown of $4.9 million in the second quarter of 1998. During the fourth quarter of 1998, the initial purchase offer was withdrawn and the Company received another offer for a net selling price of $4.0 million, requiring a further writedown of $1.6 million. In January 2000, the center was sold for a net selling price of $3.3 million resulting in an additional writedown of $0.7 million recognized in the fourth quarter of 1999. For the years ended December 31, 1999 and 1998, Solvang accounted for less than 1% of the Company's revenues and net operating income.

Management decided to sell these two properties during 1998 as part of the Company's long-term objective of devoting resources to and focusing on productive properties. Management determined that the time and effort necessary to support these two underperforming centers was not worth the economic benefit to the Company. Management also concluded that these centers would be more useful as office and/or residential space, which are outside the Company's area of expertise.

7.  NON-COMPETE AGREEMENT

In October 1998, the Company signed a definitive agreement to terminate the development of Houston Premium Outlets, a joint venture project with Simon Property Group, Inc. ("Simon"). Under the terms of the agreement, the Company withdrew from the Houston development partnership and agreed to certain restrictions on competing in the Houston market through 2002. The Company will receive non-compete payments totaling $21.4 million from The Mills Corporation; $3.0 million was received at closing, the first of four annual installments of $4.6 million was received in January 1999 and the remaining installments are to be received on each January 2, through 2002. The Company has also been reimbursed for its share of land costs, development costs and fees related to the project. The revenue is being recognized on a straight-line basis over the term of the non-compete agreement and the Company recognized income of $5.1 million and $0.9 million during the years ended December 31, 1999 and 1998, respectively. Such amounts are included in other income.

8.  DEBT

On March 30, 1998, the OP replaced its two unsecured bank revolving lines of credit, totaling $150 million (the "Credit Facilities"), with a $160 million senior unsecured bank line of credit (the "Senior Credit Facility"). The Senior Credit Facility expires on March 30, 2001 and the OP has an annual right to request a one-year extension of the Senior Credit Facility which may be granted at the option of the lenders. The OP has requested and expects approval to extend the Facility until March 30, 2003. The Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (7.24% at December 31, 1999) or the prime rate, at the OP's option. The LIBOR rate spread ranges from 0.85% to 1.25% depending on the Company's Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. At December 31, 1999, $94 million was available under the Senior Credit Facility.

Also on March 30, 1998, the OP entered into a $5 million term loan (the "Term Loan") which carries the same interest rate and maturity as the Senior Credit Facility. The Lender has credit committee approval to extend the Term Loan to March 30, 2003.

In November 1998, the OP obtained a $60 million term loan that expires April 2000 and bears interest on the outstanding balance at a rate equal to LIBOR plus 1.40% (7.53% at December 31, 1999). Proceeds from the loan were used to pay down borrowings under the Senior Credit Facility. The Company is currently exploring several alternatives regarding refinancing or payoff of this loan.

In January 1996, the OP completed a $100 million public debt offering of 7.75% unsecured term notes due January 2001 (the "7.75% Notes"), which are guaranteed by the Company. The five-year non-callable 7.75% Notes were priced to yield 7.85% to investors. At December 31, 1999, in the opinion of management, the 7.75% Notes approximated fair value.

In October 1997, the Company's OP completed a $125 million public debt offering of 7.25% unsecured term notes due October 2007 (the "7.25% Notes"). The 7.25% Notes were priced to yield 7.29% to investors, 120 basis points over the 10-year U.S. Treasury rate. At December 31, 1999, in the opinion of management, the fair value of the 7.25% Notes was approximately $113 million.

Interest paid, excluding amounts capitalized, was $24.1 million, $19.8 million and $14.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.

9.  PREFERRED UNITS

On September 3, 1999, the OP completed a private sale of $65 million of Series B Cumulative Redeemable Preferred Units ("Preferred Units") to an institutional investor. The private placement took the form of 1.3 million Preferred Units at a stated value of $50 each. The Preferred Units may be called at par on or after September 3, 2004, have no stated maturity or mandatory redemption and pay a cumulative quarterly dividend at an annualized rate of 9.0%. The Preferred Units are exchangeable into Series B Cumulative Redeemable Preferred Stock of the Company after ten years. The proceeds from the sale were used to pay down borrowings under the Senior Credit Facility. Activity related to the Preferred Units is included in Minority Interest.

10.  PREFERRED STOCK

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

11.  LEASE AGREEMENTS

The Company is the lessor and sub-lessor of retail stores under operating leases with term expiration dates ranging from 2000 to 2018. Most leases are renewable for five years after expiration of the initial term at the lessee's option. Future minimum lease receipts under non-cancelable operating leases as of December 31, 1999, exclusive of renewal option periods, were as follows (in thousands):

               2000............      $99,382
               2001............       92,716
               2002............       81,106
               2003............       64,251
               2004............       45,936
               Thereafter......       89,907
                                 --------------
                                    $473,298
                                 ==============

In 1987, a Predecessor partnership entered into a lease agreement for property in California. Land was estimated to be approximately 37% of the fair market value of the property. The portion of the lease attributed to land is classified as an operating lease and the remainder as a capital lease. The initial lease term is 25 years with two options of 5 and 4 1/2 years, respectively. The lease provides for additional rent based on specific levels of income generated by the property. No additional rental payments were incurred during 1999, 1998 or 1997. The Company has the option to cancel the lease upon six months written notice and six months advance payment of the then fixed monthly rent. If the lease is canceled, the building and leasehold improvements revert to the lessor. In August 1999, the Company amended its capital lease resulting in a writedown of the asset and obligation of $2.7 million and $6.0 million, respectively. The difference of $3.3 million will be recognized on a straight-line basis over the remaining term of the amended lease which ends December 2004.

OPERATING LEASES

Future minimum rental payments under operating leases for land and administrative offices as of December 31, 1999 were as follows (in thousands):

               2000...........        $1,021
               2001...........         1,121
               2002...........         1,068
               2003...........         1,058
               2004...........         1,058
               Thereafter.....           529
                                   -----------
                                      $5,855
                                   ===========

Rental expense amounted to $0.9 million for the year ended December 31, 1999 and $1.0 million for the years ended December 31, 1998 and 1997.

CAPITAL LEASE

A leased property included in rental properties at December 31 consists of the following (in thousands):

                                                   1999              1998
                                            ---------------   ---------------

Building....................................     $6,796            $8,621
Less accumulated amortization...............     (4,830)           (3,937)
                                            ---------------   ---------------
Leased property, net........................     $1,966            $4,684
                                            ===============   ===============

Future minimum payments under the capitalized building lease, including the present value of net minimum lease payments as of December 31, 1999 are as follows (in thousands):

         2000...................................................       $819
         2001...................................................        819
         2002...................................................        819
         2003...................................................        819
         2004...................................................        819
                                                                    ---------
         Total minimum lease payments...........................      4,095
         Amount representing interest...........................       (862)
                                                                    ---------
         Present value of net minimum capital lease payments....     $3,233
                                                                    =========

12.  COMMITMENTS AND CONTINGENCIES

The Company has agreed under a standby facility to provide up to $22 million in limited debt service guarantees for loans provided to Value Retail PLC, an affiliate, to construct outlet centers in Europe. The term of the standby facility is three years and guarantees shall not be outstanding for longer than five years after project completion. As of December 31, 1999, the Company has provided guarantees of approximately $20 million for three projects.

In June 1999, the Company signed a definitive agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan. The joint venture, known as Chelsea Japan Co., Ltd. ("Chelsea Japan") intends to develop its initial project in the city of Gotemba, approximately 60 miles west of Tokyo. Groundbreaking for the 220,000 square-foot first phase took place in November 1999, with opening scheduled for mid-2000. In conjunction with the agreement, the Company contributed $1.7 million in equity. In addition, an equity investee of the Company entered into a 4 billion yen (US $40 million) line of credit guaranteed by the Company and OP to fund its share of construction costs. At December 31, 1999, no amounts were outstanding under the loan.

Construction is underway on Orlando Premium Outlets ("OPO"), a 430,000 square foot 50/50 joint venture project between the Company and Simon. OPO is located on Interstate 4, midway between Walt Disney World/EPCOT and Sea World in Orlando, Florida and is scheduled to open mid-2000. In February 1999, the joint venture entered into a $82.5 million construction loan agreement that is expected to fund approximately 75% of the costs of the project. The loan is 50% guaranteed by each of the Company and Simon and as of December 31, 1999, $20.8 million was outstanding.

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

13.  RELATED PARTY INFORMATION

During the second quarter of 1999, the OP established a $6 million secured loan facility for the benefit of certain unitholders. At December 31, 1999, loans made to two unitholders totaled $2.2 million. Each unitholder issued a note that is secured by OP units, bears interest at a rate of LIBOR plus 200 basis points per annum, payable quarterly, and is due June 2004. The carrying amount of such loans approximated fair value at December 31, 1999.

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

The Company had space leased to related parties of approximately 56,000 square feet during the years ended December 31, 1999 and 1998 and 61,000 square feet during the year ended December 31, 1997. Rental income from those tenants, including reimbursement for taxes, common area maintenance and advertising, totaled $1.8 million during the years ended December 31, 1999 and 1998 and $1.5 million during the year ended December 31, 1997.

At December 31, 1999 the Company had a receivable from an equity investee of $4.0 million that is included in other assets. In January 2000 the Company received payment of $3.0 million on this receivable.

The Company had a consulting agreement with one of its directors from August 1998 through December 31, 1999. The agreement called for monthly payments of $10,000.

Certain Directors and unitholders guarantee Company obligations under leases for one of the properties. The Company has indemnified these parties from and against any liability which they may incur pursuant to these guarantees.

14.  DIVIDEND REINVESTMENT PLAN

Shareholders who own at least 100 shares of the Company's common stock are eligible to reinvest dividends quarterly. Administration costs associated with the plan are paid by the Company.

15.  STOCK OPTION PLAN

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997, respectively: risk-free interest rate of 6.00% and dividend yield of 8% for both years; volatility factor of the expected market price of the Company's common stock based on historical results of 0.164 and 0.174; and an expected life of the option of four years. The Company granted no options during 1999.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):
                                        1999            1998            1997
                                        ----            ----            ----
      Pro forma net income             $33,853         $16,884        $27,318
      Pro forma earnings per share:
       Basic                              2.15            1.09           1.87
       Diluted                            2.13            1.08           1.84


A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                               1997                   1998                    1999
                                               ----                   ----                    ----
                                       Options     Wtd-avg     Options      Wtd-avg     Options     Wtd-avg
                                       (000'S)    Ex. price    (000'S)     Ex. price    (000'S)    Ex. price
                                       --------  -----------   ---------  -----------   --------  -----------
Outstanding beginning of year            839.9       $24.88      829.8       $26.16     1,061.6       $28.97
Granted                                   75.0       $37.60      280.0       $36.33          -            -
Exercised                                (52.1)      $25.29      (36.2)      $23.38       (52.4)      $23.38
Forfeited                                (33.0)      $23.88      (12.0)      $23.38          -            -
                                    ------------              -----------              ----------
Outstanding end of year                  829.8       $26.16    1,061.6       $28.97     1,009.2       $29.26

Exercisable at end of year               380.8       $24.97      540.2       $25.36       695.2       $26.35

Weighted average fair value of
  options granted during the year        $2.65                   $2.35                      -

Exercise prices for options outstanding as of December 31, 1999 ranged from $23.38 to $38.69 per share. The weighted average remaining contractual life of the options was 6.1 years.

16.      EMPLOYEE STOCK PURCHASE PLAN

The Company's Board of Directors and shareholders approved an Employee Stock Purchase Plan (the "Purchase Plan"), effective July 1, 1998. The Purchase Plan covers an aggregate of 500,000 shares of common stock. Eligible employees have been in the employ of the Company or a participating subsidiary for five months or more and customarily work more than 20 hours per week. The Purchase Plan excludes employees who are "highly compensated employees" or own 5% or more of the voting power of the Company's stock. Eligible employees will purchase shares through automatic payroll deductions up to a maximum of 10% of weekly base pay. The Purchase Plan will be implemented by consecutive three-month offerings (each an "Option Period"). The price at which shares may be purchased shall be the lower of (a) 85% of the fair market value of the stock on the first day of the Option Period or (b) 85% of the fair market value of the stock on the last day of the Option Period. As of December 31, 1999, 48 employees were enrolled in the Purchase Plan and $1,300 expense has been incurred and is included in the financial statements. The Purchase Plan will terminate after five years unless terminated earlier by the Board of Directors.

17.  401(K) PLAN

The Company maintains a defined contribution 401(k) savings plan (the "Plan"), which was established to allow eligible employees to make tax-deferred contributions through voluntary payroll withholdings. All employees of the Company are eligible to participate in the Plan after completing one year of service and attaining age 21. Employees who elect to enroll in the Plan may elect to have from 1% to 15% of their pre-tax gross pay contributed to their account each pay period. As of January 1, 1998 the Plan was amended to include an employer discretionary matching contribution in an amount not to exceed 100% of each participant's first 6% of yearly compensation to the Plan. Matching contributions of approximately $97,000 in 1999 and $150,000 in 1998 are included in the Company's general and administrative expense.

18.  EXTRAORDINARY ITEM

Deferred financing costs of $0.3 million (net of minority interest of $62,000), and $0.2 million (net of minority interest of $48,000) for the years ended December 31, 1998 and 1997, respectively, were expensed as a result of early debt extinguishments, and are reflected in the accompanying financial statements as an extraordinary item.

19.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following summary represents the results of operations, expressed in thousands except per share amounts, for each quarter during 1999 and 1998:

                                                     MARCH 31         JUNE 30       SEPTEMBER 30      DECEMBER 31
                                                  -------------   -------------    -------------    ----------------
1999
Base rental revenue............................       $24,555         $24,580          $24,687          $25,016
Total revenues.................................        36,963          38,880           40,384           46,699
Income before extraordinary item to
     common shareholders.......................         7,380           7,671            8,540           10,502
Net income to common shareholders..............         7,380           7,671            8,540           10,502
Income before extraordinary item per
     weighted average common share (diluted)...         $0.47           $0.48            $0.53            $0.66
Net income per weighted average
     common share (diluted)....................         $0.47           $0.48            $0.53            $0.66
1998
Base rental revenue............................       $19,266         $20,815          $22,561          $23,950
Total revenues.................................        28,506          32,068           34,921           43,820
Income before extraordinary item to
     common shareholders.......................         5,682           2,112            8,104            1,547
Net income to common shareholders..............         5,682           2,112            8,104            1,264
Income before extraordinary item per
     weighted average common share (diluted)...         $0.36           $0.13            $0.52            $0.10
Net income per weighted average
     common share (diluted)....................         $0.36           $0.13            $0.52            $0.08


20.  NON-CASH FINANCING AND INVESTING ACTIVITIES

In December 1999, 1998 and 1997, the Company declared distributions per unit of $0.72, $0.69 and $0.69 for each year, respectively. The limited partners' distributions were paid in January of each subsequent year.

In June 1997, the Company forgave a $3.3 million related party note receivable as partial consideration to acquire the remaining 50% interest in Solvang.

Other assets and other liabilities each include $6.2 million and $6.6 million in 1999 and 1998, respectively, related to a deferred unit incentive program with certain key officers to be paid in 2002. Also included is $12.0 million in 1999 and $16.6 million in 1998 related to the present value of future payments to be received from The Mills Corporation under the Houston non-compete agreement.

During 1997, the Operating Partnership issued units with an aggregate fair market value of $0.5 million to acquire properties.

During 1997, 1.4 million Operating Partnership units were converted to common shares.


                            CHELSEA GCA REALTY, INC.
       SCHEDULE III-CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
               FOR THE YEAR ENDED DECEMBER 31, 1999 (IN THOUSANDS)




                                                  COST CAPITALIZED
                                                  (DISPOSED OF)       STEP-UP RELATED                                        LIFE
                                                  SUBSEQUENT          TO ACQUISITION      GROSS AMOUNT CARRIED               USED TO
                            INITIAL COST          TO ACQUISITION      OF PARTNERSHIP      AT CLOSE OF PERIOD                 COMPUTE
                             TO COMPANY           (IMPROVEMENTS)      INTEREST (1)        DECEMBER 31, 1999                  DEPREC-
                            ------------------- ------------------- ------------------------------------------               IATION
                                    BUILDINGS,        BUILDINGS,          BUILDINGS,      BUILDINGS,                         IN
DESCRIPTION                         FIXTURES          FIXTURES            FIXTURES        FIXTURES           ACCUMU-  DATE   LATEST
OUTLET                              AND               AND                 AND             AND                LATED    OF     INCOME
CENTER              ENCUM-          EQUIP-            EQUIP-              EQUIP-          EQUIP-             DEPREC-  CONSTR- STATE
NAME                BRANCES   LAND  MENT       LAND   MENT          LAND  MENT      LAND  MENT    TOTAL     IATION    UCTION   MENT
------------------------------------------------------------------- ----------------------------------------------------------------
Woodbury Common, NY $  -    $4,448   $16,073   $4,967   $121,983     $ -   $ -     $9,415  $138,056  $147,471  $30,207 `85,`93,  30
                                                                                                                       `95,`98
Waikele, HI            -    22,800    54,357      -          715       -     -     22,800    55,072    77,872    5,041 `98       40
Wrentham, MA           -       157     2,817    3,563     63,485       -     -      3,720    66,302    70,022    6,368 `95-`99   40
Desert Hills, CA       -       975       -      2,376     60,499      830  4,936    4,181    65,435    69,616   18,489 `90,`94-  40
                                                                                                                        -`95,
                                                                                                                       '97-`98
Leesburg, VA           -      6,296      -       (656)    58,875       -     -      5,640    58,875    64,515    3,186 `96-`99   40
Camarillo, CA          -      4,000      -      5,253     54,403       -     -      9,253    54,403    63,656    7,756 `94-`99   40
North Georgia, GA      -      2,960   34,726     (123)    20,408       -     -      2,837    55,134    57,971    8,345 `95-`99   40
Clinton, CT            -      4,124   43,656       -         686       -     -      4,124    44,342    48,466    8,644 `95-`96   40
Folsom, CA             -      4,169   10,465     2,692    21,280       -     -      6,861    31,745    38,606    7,303 `90,`92,
                                                                                                                       `93,
                                                                                                                       `96-`97   40
Petaluma Village, CA   -      3,735      -       2,934    30,260       -     -      6,669    30,260    36,929    6,528 `93,
                                                                                                                       `95-`96   40
Liberty Village, NJ    -        345      405     1,111    19,390    11,015 2,195   12,471    21,990    34,461    5,122 `81,`97
                                                                                                                        -`98     30
Napa, CA               -      3,456    2,113     7,908    18,172       -     -     11,364    20,285    31,649    4,485 `62,`93,
                                                                                                                       `95       40
Aurora, OH             -        637    6,884       879    19,411       -     -      1,516    26,295    27,811    5,495 `90,`93,
                                                                                                                       `94,`95   40
Columbia Gorge, OR     -        934      -         428    13,471       497 2,647    1,859    16,118    17,977    4,237 `91,`94   40
Santa Fe, NM           -         74      -       1,300    11,920       491 1,772    1,865    13,692    15,557    2,657 `93,`98   40
American Tin
 Cannery, CA         3,233          -  8,621       -       4,890       -     -        -      13,511    13,511    7,953 `87,`98   25
Allen, TX              -      8,938    2,068       -         -         -     -      8,938     2,068    11,006      -   `99        -
Patriot Plaza, VA      -        789    1,854       976     4,264       -     -      1,765     6,118     7,883    2,070 `86,`93,
                                                                                                                       `95       40
Mammoth Lakes, CA      -      1,180      530       -       2,408       994 1,430    2,174     4,368     6,542    1,505 `78       40
Corporate Offices,
 NJ, CA                -          -       60       -       4,035       -     -        -       4,095     4,095    2,288  -         5
St. Helena, CA         -      1,029    1,522       (25)      555        38    78    1,042     2,155     3,197      542 `83       40
Orlando, FL            -        100       23      (100)      (23)      -     -        -         -         -        -    -        -
                -------------------------------------------------------------------------------------------------------
                   $3,233   $71,146 $186,174   $33,483  $531,087  $13,865 $13,058 $118,494 $730,319  $848,813 $138,221
                =======================================================================================================

The aggregate cost of the land, building, fixtures and equipment for federal tax purposes was approximately $849 million at December 31, 1999.
(1) As part of the formation transaction assets acquired for cash have been accounted for as a purchase.
The step-up represents the amount of the purchase price that exceeds the net book value of the assets acquired.

                            CHELSEA GCA REALTY, INC.
                      SCHEDULE III-CONSOLIDATED REAL ESTATE
                    AND ACCUMULATED DEPRECIATION (CONTINUED)
                                 (IN THOUSANDS)


THE CHANGES IN TOTAL REAL ESTATE:

                                                  YEAR ENDED DECEMBER 31,
                                               1999          1998        1997
                                         ------------   ------------   --------

Balance, beginning of period............   $792,726      $708,933      $512,354
Additions...............................     59,334       114,342       196,941
Dispositions and other..................     (3,247)      (30,549)         (362)
                                         ------------   ------------   --------
Balance, end of period..................   $848,813      $792,726      $708,933
                                         ============   ============   ========


THE CHANGES IN ACCUMULATED DEPRECIATION:



                                                  YEAR ENDED DECEMBER 31,
                                               1999          1998        1997
                                        -------------    -----------   --------

Balance, beginning of period...........    $102,851       $80,244       $58,054
Additions..............................      35,619        29,176        22,314
Dispositions and other.................        (249)       (6,569)         (124)
                                        -------------   ------------   --------
Balance, end of period.................    $138,221      $102,851       $80,244
                                        =============   =============  ========

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th of March 2000.


                                  CHELSEA GCA REALTY, INC.

                                  By: /s/ DAVID C. BLOOM
                                      ---------------------------
                                      David C. Bloom, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



SIGNATURE                      TITLE                                DATE

/s/ DAVID C. BLOOM          Chairman of the Board                MARCH 9, 2000
--------------------------  and Chief Executive Officer
 David C. Bloom

/s/ WILLIAM D. BLOOM        Vice Chairman                        MARCH 9, 2000
--------------------------
 William D. Bloom

/s/ LESLIE T. CHAO          President                            MARCH 9, 2000
--------------------------
 Leslie T. Chao

/s/ MICHAEL J. CLARKE       Chief Financial Officer              MARCH 9, 2000
--------------------------
 Michael J. Clarke

/s/ BRENDAN T. BYRNE        Director                             MARCH 9, 2000
--------------------------
 Brendan T. Byrne

/s/ ROBERT FROMMER          Director                             MARCH 9, 2000
--------------------------
 Robert Frommer

/s/ BARRY M. GINSBURG       Director                             MARCH 9, 2000
--------------------------
 Barry M. Ginsburg

                            Director                             MARCH __, 2000
--------------------------
Philip D. Kaltenbacher

/s/ REUBEN S. LEIBOWITZ     Director                             MARCH 9, 2000
--------------------------
 Reuben S. Leibowitz