Form 10-Q
period 2000-06-30
CHELSEA GCA REALTY INC
filed 2000-08-11
CIK 911215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

or

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________ .

Commission File No. 1-12328

CHELSEA GCA REALTY, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	22-3251332 (I.R.S. Employer Identification No.)

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value was 15,941,159 at August 9, 2000.

Chelsea GCA Realty, Inc.

Index

Part I.  Financial Information

Item 1.	Financial Statements (Unaudited)	Page

Condensed Consolidated Balance Sheets
       as of June 30, 2000 and December 31, 1999

Condensed Consolidated Statements of Income
       for the three and six months ended June 30, 2000 and 1999

Condensed Consolidated Statements of Cash Flows
       for the six months ended June 30, 2000 and 1999

Notes to Condensed Consolidated Financial Statements

3 4 5 6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Part II.	Other Information

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 6. Signatures	Exhibits and Reports on Form 8-K	18 19

Item 1. Financial Statements

Chelsea GCA Realty, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

                                                      June 30,            December 31,
                                                        2000               1999
                                                   ----------------   ---------------
                                                     (Unaudited)             (Note 1)
Assets
Rental properties:
     Land.........................................     $ 119,040           $ 118,494
     Depreciable property.........................       761,510             730,319
                                                   -----------------   ---------------
Total rental property.............................       880,550             848,813
Accumulated depreciation..........................      (156,271)           (138,221)
                                                   -----------------   ---------------
Rental properties, net............................       724,279             710,592
Cash and cash equivalents.........................         6,960               8,862
Notes receivable-related parties..................         2,213               2,213
Deferred costs, net...............................        14,143              14,290
Property held for sale............................             -               3,388
Investments in affiliates.........................        38,472              25,318
Other assets......................................        27,867              41,392
                                                   -----------------   ---------------
Total assets......................................     $ 813,934           $ 806,055
                                                   =================   ===============

Liabilities and stockholders' equity
Liabilities:
     Unsecured bank debt..........................    $   59,035           $ 131,035
     7.75% Unsecured Notes due 2001...............        99,946              99,905
     7.25% Unsecured Notes due 2007...............       124,760             124,744
     Secured bank debt............................        78,208                   -
     Construction payables........................        11,564               9,277
     Accounts payable and accrued expenses........        28,496              27,127
     Obligation under capital lease...............         2,974               3,233
     Accrued dividend and distribution payable....        15,864               3,813
     Other liabilities............................        22,098              27,064
                                                   -----------------   ---------------
Total liabilities.................................       442,945             426,198

Commitments and contingencies

Minority interest.................................       101,003             102,561

Stockholders' equity:
     8.375% series A cumulative redeemable
     preferred stock, $0.01 par value, authorized
     1,000 shares, issued and outstanding 1,000
     shares in 2000 and 1999 (aggregate liquidation
     preference $50,000)...........................           10                  10
     Common stock, $0.01 par value, authorized
     50,000 shares,
     issued and outstanding 15,936 in 2000 and
     15,932 in 1999...............................           159                 159
     Paid-in-capital..............................       347,817             347,725
     Distributions in excess of net income........       (78,000)            (70,598)
                                                    -----------------    --------------
Total stockholders' equity........................       269,986             277,296
                                                    -----------------   ---------------
Total liabilities and stockholders' equity........     $ 813,934           $ 806,055
                                                    =================   ===============

The accompanying notes are an integral part of the financial statements

Chelsea GCA Realty, Inc.
Condensed Consolidated Statements of Income
for the Three and Six Months Ended June 30, 2000 and 1999
(Unaudited)
(In thousands, except per share data)

                                                    Three Months            Six Months
                                                   Ended June 30,          Ended June 30,
                                               2000         1999            2000      1999
                                            -----------  ----------    ----------   -------
Revenues:
   Base rent..............................  $26,607       $24,580        $52,858    $49,135
   Percentage rent........................    3,183         2,644          5,749      5,015
   Expense reimbursements.................   10,231         9,351         19,005     17,543
   Other income...........................    2,199         2,305          4,202      4,150
                                            -----------  ----------    ----------- ---------
Total revenues............................   42,220        38,880         81,814     75,843
                                            -----------  ----------    ----------- ---------

Expenses:
   Interest...............................    5,731         6,404         11,368     12,687
   Operating and maintenance..............   11,485        10,208         21,340     19,359
   Depreciation and amortization..........   10,329         9,781         21,207     19,705
   General and administrative.............      982         1,404          1,740      2,543
   Other..................................      626           700          1,164      1,118
                                            ----------   ----------    -----------  ---------
Total expenses............................   29,153        28,497         56,819     55,412
                                            ----------   ----------    -----------  ---------

Net income before minority interest.......   13,067        10,383         24,995     20,431

Minority interest.........................   (3,300)       (1,665)        (6,401)    (3,286)
                                            -----------  ----------   ------------  ---------

Net income................................    9,767         8,718         18,594     17,145

Preferred dividend........................   (1,047)       (1,047)        (2,094)    (2,094)
                                            -----------  ----------   ------------  ---------

Net income to common shareholders.........   $8,720        $7,671        $16,500    $15,051
                                            ===========  ==========   ============  =========

Basic:
Net income per common share...............    $0.55         $0.49          $1.04      $0.96
Weighted average common shares outstanding   15,936        15,691         15,935     15,649

Diluted:
Net income per common share...............    $0.54         $0.48          $1.03      $0.95
Weighted average common shares outstanding   16,166        15,898         16,089     15,829

The accompanying notes are an integral part of the financial statements.

Chelsea GCA Realty, Inc.
Condensed Consolidated Statements of Cash Flows
for the Six Months Ended June 30, 2000 and 1999
(Unaudited)
(In thousands)

                                                              2000                1999
                                                           --------------      -------------
Cash flows from operating activities
   Net income.............................................   $18,594             $17,145
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization......................    21,207              19,705
       Minority interest in net income....................     6,401               3,286
       Proceeds from non-compete receivable...............     4,600               4,600
       Amortization of non-compete revenue................    (2,568)             (2,568)
       Additions to deferred lease costs..................      (213)               (995)
       Other operating  activities........................        74                 681
       Changes in assets and liabilities:
           Straight-line rent receivable..................      (699)               (732)
           Other assets...................................     7,864               2,786
           Accounts payable and accrued expenses..........       830                (423)
                                                            ------------      -------------
   Net cash provided by operating activities..............    56,090              43,485
                                                            ------------      -------------

   Cash flows used in investing activities
   Additions to rental properties.........................    (30,309)           (27,164)
   Additions to deferred development costs................        (45)              (357)
   Proceeds from sale of center...........................      3,372              4,483
   Payments from related party............................        -                4,500
   Loan to related party..................................        -               (1,400)
   Additions to investments in affiliates.................    (13,154)           (14,429)
                                                           ------------       -------------
   Net cash used in investing activities..................    (40,136)           (34,367)
                                                           ------------       -------------

   Cash flows from financing activities
   Distributions..........................................   (21,904)            (18,167)
   Debt proceeds..........................................    82,458              14,000
   Repayments of debt.....................................   (76,250)             (4,000)
   Additions to deferred financing costs..................    (2,252)               (626)
   Net proceeds from sale of common stock.................        92               2,216
                                                           ------------       -------------
   Net cash used in financing activities..................   (17,856)             (6,577)
                                                           --------------     -------------

   Net (decrease) increase  in cash and cash equivalents..    (1,902)              2,541
   Cash and cash equivalents, beginning of period.........     8,862               9,631
                                                           --------------     -------------
   Cash and cash equivalents, end of period...............    $6,960             $12,172
                                                           ==============     =============

The accompanying notes are an integral part of the financial statements.

Chelsea GCA Realty, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Organization and Basis of Presentation

Chelsea GCA Realty, Inc. (the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”). The Company is the managing general partner of Chelsea GCA Realty Partnership, L.P. (the “Operating Partnership” or “OP”), an operating partnership which at June 30, 2000 owned and provided development, leasing, marketing and management services for 20 upscale and fashion-oriented manufacturers’ outlet centers (the “Properties”) in twelve states containing approximately 5.6 million square feet of gross leasable area (“GLA”). The Properties are located near large metropolitan areas including New York City, Los Angeles, San Francisco, Sacramento, Boston, Atlanta, Washington DC, Orlando, Portland (Oregon) and Cleveland, or at or near tourist destinations including Honolulu, the Napa Valley, Palm Springs and the Monterey Peninsula. The Company also has a number of properties under development and expansion.

On July 19, 2000, the Company announced that through a subsidiary it has been developing a new technology platform. This platform will provide fashion and other retail brands a customized direct to the consumer internet online store incorporating e-commerce design, development, fulfillment and customer services. In consideration for such services, the Company will receive a percentage of each brand’s online sales. To date, the Company has invested $13.8 million, however, this venture has not had any material operations.

All of the Company’s assets are held by, and all of its operations are conducted through, the OP. Due to the Company’s ability, as the sole general partner, to exercise both financial and operational control over the OP, it is consolidated in the accompanying financial statements. All significant intercompany transactions and accounts have been eliminated in consolidation.

Common ownership of the OP as of June 30, 2000 was approximately as follows:

Company Unitholders Total	82.6% 17.4% 100.0%	15,936,000 units 3,357,000 units 19,293,000

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

The Company is engaged in the development, ownership, acquisition and operation of manufacturers’ outlet centers and has one reportable segment, retail real estate. The Company evaluates real estate performance and allocates resources based on net operating income and weighted average sales per square foot. The primary sources of revenue are generated from tenant base rents, percentage rents and reimbursement revenue. Operating expenses primarily consist of common area maintenance, real estate taxes and promotional expenses. The retail real estate business segment meets the quantitative threshold for determining reportable segments. The Company’s investment in foreign operations is not material to the consolidated financial statements at June 30, 2000.

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

In 1997, the FASB issued Statement No. 130, “Reporting Comprehensive Income” (“Statement 130”) which is effective for fiscal years beginning after December 15, 1997. Statement 130 established standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. Statement 130 requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of this standard had no impact on the Company’s consolidated financial position or results of operations.

In December 1999, the SEC staff issued Staff Accounting Bulletin 101 (“SAB 101”), Revenue Recognition. SAB 101 discusses the SEC staff views on certain revenue recognition transactions. The Company was required to adopt SAB 101 no later than the fourth quarter of 2000 and any change in accounting would be recognized as a cumulative effect of a change in accounting principle as of January 1, 2000. The Company does not anticipate that the adoption of the SAB will have a significant effect on its consolidated finanical position or results of operations.

On March 31, 2000 the Financial Accounting Standards Board issued FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” an interpretation of APB Opinion No. 25. The Interpretation clarifies guidance for certain issues that arose in the application of APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The Interpretation is primarily applied prospectively to all new awards, modifications to outstanding awards, and changes in employee status after July 1, 2000. Management does not anticipate that its adoption will have a material effect on the consolidated financial position or results of operations of the Company.

Certain amounts in the prior year financial statements have been reclassified to conform to current year presentation.

2.    Property Held for Sale

As of December 31, 1999, property held for sale represented the fair value, less estimated costs to sell, of Solvang Designer Outlets (“Solvang”). On January 4, 2000, Solvang was sold for a net selling price of $3.3 million.

3.    Investments in Affiliates

The Company holds interests in several ventures with affiliates both domestic and international. Non-controlling investments are accounted for under the equity method. Equity in earnings or losses of these affiliates are included in other income in the consolidated financial statements.

4.    Non-Compete Agreement

In October 1998, the Company signed a definitive agreement to terminate the development of Houston Premium Outlets, a joint venture project with Simon Property Group, Inc. (“Simon”). Under the terms of the agreement, the Company withdrew from the Houston development partnership and agreed to certain restrictions on competing in the Houston market through 2002. The Company will receive non-compete payments totaling $21.4 million from The Mills Corporation; $3.0 million was received at closing, and four annual installments of $4.6 million will be received on each January 2, 1999 through 2002. The Company was reimbursed for its share of land costs, development costs and fees related to the project. The revenue is being recognized on a straight-line basis over the term of the non-compete agreement and $2.6 million has been recognized as other income in each of the six month periods ended June 30, 2000 and 1999.

5.    Debt

The OP has a $160 million senior unsecured bank line of credit (the “Senior Credit Facility”) and has an annual right to request a one-year extension which may be granted at the option of the lenders. The Company’s lenders have agreed to extend the Facility until March 30, 2003. The Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.05% (7.75% at June 30, 2000) or the prime rate, at the OP’s option. The LIBOR rate spread ranges from 0.85% to 1.25% depending on the Company’s Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. At June 30, 2000, $106 million was available under the Senior Credit Facility.

The OP also has a $5 million term loan (the “Term Loan”) which carries the same interest rate and maturity as the Senior Credit Facility.

In April 2000 a wholly-owned subsidiary of the Company entered into a $70 million mortgage loan secured by four of its properties which matures April 2010 and bears interest at a rate equal to LIBOR plus 1.50% (8.19% at June 30, 2000) or prime rate plus 1.00%. Net proceeds were used to retire the $60 million term loan due April 30, 2000 and to repay borrowings under the Company’s Senior Credit Facility.

In February 2000, a subsidiary of the Company entered into a $40 million construction loan facility that will be used to fund the Allen Premium Outlets project. The loan which matures February 2003 bears interest on the outstanding balance at a rate equal to LIBOR plus 1.625% (8.31% at June 30, 2000) and is guaranteed by the Company and the OP. At June 30, 2000, $8.5 million was outstanding.

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

Interest and loan costs of approximately $2.2 million and $1.0 million were capitalized as development costs during the six months ended June 30, 2000 and 1999, respectively.

6.    Stockholders’ Equity

Following is a statement of stockholders' equity for the six months ended June 30, 2000 (in thousands):

                                          Preferred     Common                  Distrib. in       Total
                                          Stock At     Stock At      Paid-in-    Excess of     Stockholders'
                                          Par Value    Par Value     Capital    Net Income        Equity
                                          ----------   ----------  ----------   ------------  --------------
Balance December 31, 1999................    $10         $159       $347,725     ($70,598)      $277,296

Net income...............................     -            -              -       18,594         18,594
Preferred dividend requirement...........     -            -              -       (2,094)        (2,094)
Cash distributions declared ($0.75 per
     common share).......................     -            -              -      (23,902)       (23,902)
Exercise of stock options................     -            -             68                          68
Shares issued through Employee Stock
     Purchase Plan (net of costs)........     -            -             24            -             24
                                           -------     --------    ----------   ------------   ------------
Balance June 30, 2000....................   $10         $159       $347,817     ($78,000)      $269,986
                                           =======     ========    ==========   ============   ============

7.    Preferred Units

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

8.    Preferred Stock

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

9.    Dividends

On June 8, 2000, the Board of Directors of the Company declared a $0.75 per share dividend to shareholders of record on June 30, 2000. The dividend, totaling $11.9 million, was paid on July 17, 2000. The OP simultaneously paid a $0.75 per unit cash distribution, totaling $2.5 million, to its unitholders.

10.    Income Taxes

The Company is taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, and generally will not be subject to federal income tax to the extent it distributes at least 95% of its REIT taxable income to its stockholders and meets certain other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed taxable income. At June 30, 2000 and 1999, the Company was in compliance with all REIT requirements and was not subject to federal income taxes.

11.    Net Income Per Common Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock of 0.2 million for the three and six months ended June 30, 2000 and 1999.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                          Three Months Ended        Six Months Ended
                                                               June 30,                 June 30,
(In thousands, except per share amounts)                     2000       1999         2000       1999
                                                          ---------   ----------   ---------   --------
Numerator
Numerator for basic and diluted earnings per share -
   net income to common shareholders......................   $8,720     $7,671      $16,500    $15,051

Denominator
Denominator for basic earnings per share - weighted
   average shares.........................................   15,936     15,691       15,935     15,649
Effect of dilutive securities:
   Stock options..........................................      230        207          154        180
Denominator for diluted earnings per share - adjusted
   weighted-average shares and assumed conversions........   16,166     15,898       16,089     15,829

Per share amounts:
   Net income - basic.....................................    $0.55      $0.49        $1.04      $0.96
   Net income - diluted...................................    $0.54      $0.48        $1.03      $0.95

12.    Commitments and Contingencies

The Company has minority interests ranging from 5% to 15% in several outlet centers and outlet development projects in Europe. Outlet centers, outside of London, England, Barcelona and Madrid, Spain, are currently open and operated by Value Retail PLC and its affiliates. Three new European projects and expansions of the two existing centers are in various stages of development and are expected to open within the next two years. The Company’s total investment in Europe as of June 30, 2000 was approximately $4.5 million. The Company has also agreed under a standby facility to provide up to $22 million in limited debt service guarantees for loans provided to Value Retail PLC and affiliates, to construct outlet centers in Europe. The term of the standby facility is three years and guarantees shall not be outstanding for longer than five years after project completion. As of June 30, 2000, the Company has provided guarantees of approximately $13 million for three projects.

In June 1999, the Company entered into an agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan. The joint venture is known as Chelsea Japan Co., Ltd. (“Chelsea Japan”). In conjunction with the agreement, the Company contributed $1.7 million in equity. In addition, an equity investee of the Company entered into a 4 billion yen (US $40 million) line of credit guaranteed by the Company and OP to fund its share of construction costs. The line of credit bears interest at yen LIBOR plus 1.35% and matures April 2002. At June 30, 2000, no amounts were outstanding under the loan. In March 2000, Chelsea Japan entered into a 3.6 billion yen (US $36 million) loan with a Japanese bank to fund construction costs. As of June 30, 2000, 1.6 billion yen was outstanding. The loan is secured by the property under construction, is 40% guaranteed by the Company and the OP and bears interest at yen LIBOR plus 2.20%. Chelsea Japan opened its initial project, the 220,000 square-foot first phase of Gotemba Premium Outlets, on July 13, 2000. Gotemba is located on the Tomei Expressway, approximately 60 miles west of Tokyo and midway between Mt. Fuji and the Hakone resort area. Construction on Chelsea Japan’s second project is well underway. The project known as Rinku Premium Outlets is located outside Osaka, the second-largest city in Japan and is scheduled to open in late 2000. Orlando Premium Outlets (“OPO”), a 430,000 square foot 50/50 joint venture project between the Company and Simon began a phased opening at the end of May 2000. OPO is located on Interstate 4, midway between Walt Disney World/EPCOT and Sea World in Orlando. In February 1999, the joint venture entered into an $82.5 million construction loan agreement. The loan is 50% guaranteed by each of the Company and Simon and as of June 30, 2000, $45.8 million was outstanding.

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

13.    Related Party Information

During the second quarter of 1999, the OP established a $6 million secured loan facility for the benefit of certain unitholders. At June 30, 2000, loans made to two unitholders totaled $2.2 million. Each unitholder issued a note that is secured by OP units, bears interest at a rate of LIBOR plus 200 basis points per annum, (8.13% at June 30, 2000) payable quarterly and is due June 2004.

Chelsea GCA Realty, Inc.

Item 2   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto. These financial statements include all adjustments which, in the opinion of management, are necessary to reflect a fair statement of results for the interim periods presented, and all such adjustments are of a normal recurring nature.

General Overview

From July 1, 1999 to June 30, 2000, the Company grew by increasing rent at its existing centers resulting in base rent revenue growth of $1.2 million and expanding its existing centers resulting in base rent revenue growth of $2.5 million. In addition, the Company opened one new center in May 2000, which is a 50% owned joint venture project with Simon Property Group. The Company operated 20 manufacturers’ outlet centers at June 30, 2000 compared to 19 at the end of the same quarter in the prior year. The Company’s operating gross leasable area (GLA) at June 30, 2000, increased 12.6% to 5.6 million square feet from 5.0 million square feet at June 30, 1999. Net GLA added since July 1, 1999 is detailed as follows:

                                          12 mos ended    6 mos ended    6 mos ended
                                             June 30,      June 30,     December 31,
                                              2000           2000           1999
                                          -------------   ------------  ------------
Changes in GLA (sf in 000's):

New center opened:
    Orlando Premium Outlets............        340            340              -
                                           ------------   ------------  -----------
Total new center:......................        340            340              -

Centers expanded:
    North Georgia......................        103              -            103
    Leesburg Corner....................         88             34             54
    Folsom.............................         54             54              -
    Camarillo..........................         45              -             45
    Other (net)........................          1             (1)             2
                                           -----------   ------------  ------------
Total centers expanded.................        291             87            204

Net GLA added during the period........        631            427            204

GLA at end of period...................      5,643          5,643          5,216

Results of Operations

Comparison of the three months ended June 30, 2000 to the three months ended June 30, 1999.

Net income before minority interest increased $2.7 million to $13.1 million for the three months ended June 30, 2000 from $10.4 million for the three months ended June 30, 1999. Increases in revenues, primarily the result of expansions and higher rents on releasing and renewals were offset by increased depreciation and amortizaton.

Base rentals increased $2.0 million, or 8.2%, to $26.6 million for the three months ended June 30, 2000 from $24.6 million for the three months ended June 30, 1999 due to expansions and higher average rents on new leases and renewals.

Percentage rents increased $0.5 million to $3.1 million for the three months ended June 30, 2000, from $2.6 million for the three months ended June 30, 1999. The increase was primarily due to expansions, increased tenant sales and a larger number of tenants contributing percentage rents.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $0.9 million, or 9.4%, to $10.2 million for the three months ended June 30, 2000 from $9.3 million for the three months ended June 30, 1999, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses was 89.1% in the second quarter of 2000, compared to 91.6% in the second quarter of 1999.

Other income decreased $0.1 million to $2.2 million for the three months ended June 30, 2000, from $2.3 million for the three months ended June 30, 1999. The decrease results from a pad sale in 1999 plus the equity-in-loss of internet affiliate offset by increased center operations income and equity-in-earning of the Orlando joint venture.

Interest in excess of amounts capitalized decreased $0.7 million to $5.7 million for the three months ended June 30, 2000 from $6.4 million for the three months ended June 30, 1999 primarily due to proceeds from the September 1999 sale of Preferred Units that were used to paydown debt balances partially offset by higher LIBOR on a variable rate debt.

Operating and maintenance expenses increased $1.3 million, or 12.5%, to $11.5 million for the three months ended June 30, 2000 from $10.2 million for the three months ended June 30, 1999. The increase was primarily due to costs related to expansions.

Depreciation and amortization expense increased $0.5 million, or 5.6%, to $10.3 million for the three months ended June 30, 2000 from $9.8 million for the three months ended June 30, 1999. The increase was due to depreciation of expansions.

General and administrative expenses decreased $0.4 million to $1.0 million for the three months ended June 30, 2000 from $1.4 million for the three months ended June 30, 1999 primarily due to a lower accrual for deferred incentive compensation.

Other expenses decreased $0.1 million to $0.6 million for the three months ended June 30, 2000 from $0.7 million for the three months ended June 30, 1999 primarily due to decreased legal fees.

Comparison of the six months ended June 30, 2000 to the six months ended June 30, 1999.

Net income before minority interest increased $4.6 million to $25.0 million for the six months ended June 30, 2000, from $20.4 million for the six months ended June 30, 1999. Increases in revenues, primarily the result of expansions and higher rents on releasing and renewals were offset by increased depreciation and amortization.

Base rentals increased $3.7 million, or 7.6%, to $52.9 million for the six months ended June 30, 2000, from $49.2 million for the six months ended June 30, 1999. The increase was primarily due to expansions.

Percentage rents increased $0.7 million to $5.7 million for the six months ended June 30, 2000 from $5.0 million for the six months ended June 30, 1999. The increase was primarily due to expansions.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $1.5 million, or 8.3%, to $19.0 million for the six months ended June 30, 2000 from $17.5 million for the six months ended June 30, 1999, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses was 89.1% in 2000 compared to 90.6% in 1999.

Other income increased $0.1 million to $4.2 million for the six months ended June 30, 2000 from $4.1 million for the six months ended June 30, 1999. The increase is primarily the result of increased income from center operations and equity-in-earnings of Orlando joint venture, offset by equity-in-loss of internet affiliate in 2000 and a pad sale in 1999.

Interest in excess of amounts capitalized decreased $1.3 million to $11.4 million for the six months ended June 30, 2000 from $12.7 million for the six months ended June 30, 1999 primarily due to proceeds from the September 1999 sale of Preferred Units that were used to paydown debt balances partially offset by higher LIBOR on a variable rate debt.

Operating and maintenance expenses increased $2.0 million, or 10.3%, to $21.4 million for the six months ended June 30, 2000 from $19.4 million for the six months ended June 30, 1999. The increase was primarily due to costs related to expansions.

Depreciation and amortization expense increased $1.5 million, or 7.6%, to $21.2 million for the six months ended June 30, 2000 from $19.7 million for the six months ended June 30, 1999. The increase was primarily due to depreciation of expansions.

General and administrative expenses decreased $0.8 million to $1.7 million for the six months ended June 30, 2000 from $2.5 million for the six months ended June 30, 1999. The decrease was primarily due to a lower accrual for deferred incentive compensation.

Liquidity and Capital Resources

The Company believes it has adequate financial resources to fund operating expenses, distributions, and planned development and construction activities. Operating cash flow of $87.6 million in 1999 is expected to increase in 2000 with a full year of operations of the 340,000 square feet of GLA added during 1999 and scheduled openings of approximately 1.3 million square feet in 2000, which includes the Company's 50% ownership share in the 430,000 square foot Orlando Premium Outlets and 40% ownership share each in the 220,000 square foot Gotemba Premium Outlets, outside Tokyo, Japan and the 175,000 square foot Rinku Premium Outlets, outside Osaka, Japan. The Company has adequate funding sources to complete and open all of its current development projects through the use of available cash of $7.0 million; construction loans for the Orlando and Allen projects up to a maximum borrowing of $82.5 million and $40.0 million, respectively; a yen-denominated line of credit for the Company's share of project costs in Japan; and approximately $106 million available under its Senior Credit Facility. Chelsea also has the ability to access the public markets, if market conditions become favorable, through its $175 million debt shelf registration and its $200 million equity shelf registration. In June 2000, the Company filed an S-3 registration statement to increase its debt shelf to $600 million and equity shelf to $300 million. The statement is currently under SEC review.

Operating cash flow is expected to provide sufficient funds for dividends and distributions in accordance with REIT federal income tax requirements. In addition, the Company anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal tenant improvement costs, capital expenditures to maintain the quality of its centers as well as funding development of the new internet technology platform.

Common distributions declared and recorded during the six months ended June 30, 2000 were $28.9 million, or $1.50 per share or unit. The Company's dividend payout ratio as a percentage of net income before minority interest, depreciation and amortization (exclusive of amortization of deferred financing costs ("FFO")) was 71.9% for the six months ended June 30, 2000. The Senior Credit Facility limits aggregate dividends and distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

In September 1999, the OP completed a private sale of $65 million of Series B Cumulative Redeemable Preferred Units ("Preferred Units") to an institutional investor. The private placement took the form of 1.3 million Preferred Units at a stated value of $50 each. The Preferred Units may be called at par on or after September 3, 2004, have no stated maturity or mandatory redemption and pay a cumulative quarterly dividend at an annualized rate of 9.0%. The Preferred Units are not convertible to any other securities of the OP or Company. The Preferred Units are exchangeable into Series B Cumulative Redeemable Preferred Stock of the Company after ten years. Proceeds from the sale were used to pay down borrowings under the Senior Credit Facility.

The OP has a $160 million senior unsecured bank line of credit (the "Senior Credit Facility") and has an annual right to request a one-year extension which may be granted at the option of the lenders. The Company's lenders have agreed to extend the Facility until March 30, 2003. The Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (7.75% at June 30, 2000) or the prime rate, at the OP's option. The LIBOR rate spread ranges from 0.85% to 1.25% depending on the Company's Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding.

In April 2000, a wholly-owned subsidiary of the Company entered into a $70 million mortgage loan secured by four of its properties which matures April 2010 and bears interest at a rate equal to LIBOR plus 1.50% (8.19% at June 30, 2000) or prime rate plus 1.00%. Net proceeds were used to retire the $60 million term loan and to repay borrowings under the Company's Senior Credit Facility. This mortgage loan strengthened the Company's balance sheet by extending and sequencing debt maturities.

In February 2000, a subsidiary of the Company entered into a $40 million construction loan facility that will be used to fund the Allen Premium Outlets project. The loan which matures February 2003 bears interest on the outstanding balance at a rate equal to LIBOR plus 1.625% (8.31% at June 30, 2000) and is guaranteed by the Company and the OP. At June 30, 2000, $8.5 million was outstanding.

Development activity during the year includes the 430,000 square-foot Orlando Premium Outlets which began a phased opening at the end of May 2000; the 220,000 square-foot first phase of Gotemba Premium Outlets (outside Tokyo, Japan), a Chelsea Japan Co. project which opened on July 13, 2000; the 230,000 square-foot first phase of Allen Premium Outlets (Allen, Texas), scheduled to open in the fourth quarter; and the 175,000 square-foot first phase of Rinku Premium Outlets (near Osaka, Japan), Chelsea Japan's second project, also scheduled to open in the fourth quarter. Additionally, expansions totaling approximately 230,000 square feet of GLA are under construction and scheduled to open in the next 12 months, including 125,000 square feet at Wrentham Village Premium Outlets (Wrentham, Massachusetts); and 105,000 square feet at Leesburg Corner Premium Outlets (Leesburg, Virginia). These projects are under development and there can be no assurance that they will be completed or opened, or that there will not be delays in opening or completion. All current development activity is fully financed either through project specific secured construction financing or through the Senior Credit Facility. The Company will seek to obtain permanent financing once the projects are completed and income has been stabilized.

Orlando Premium Outlets ("OPO"), a 430,000 square foot 50/50 joint venture project between the Company and Simon opened during the second quarter 2000. OPO is located on Interstate 4, midway between Walt Disney World/EPCOT and Sea World in Orlando. In February 1999, the joint venture entered into an $82.5 million construction loan agreement which matures March 2002 and bears interest at LIBOR plus 1.50%. The loan is 50% guaranteed by each of the Company and Simon and as of June 30, 2000, $45.8 million was outstanding.

In June 1999, the Company entered into an agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan. The joint venture is known as Chelsea Japan Co., Ltd. ("Chelsea Japan"). In conjunction with the agreement, the Company contributed $1.7 million in equity. In addition, an equity investee of the Company entered into a 4 billion yen (US $40 million) line of credit guaranteed by the Company and OP to fund its share of construction costs. The line of credit bears interest at yen LIBOR plus 1.35% and matures April 2002. At June 30, 2000, no amounts were outstanding under the loan. In March 2000, Chelsea Japan entered into a 3.6 billion yen (US $36 million) loan with a Japanese bank to fund construction costs. As of June 30, 2000, 1.6 billion yen was outstanding. The loan is secured by the property under construction and is 40% guaranteed by the Company and the OP. Chelsea Japan opened its initial project, the 220,000 square-foot first phase of Gotemba Premium Outlets, on July 13, 2000. Gotemba is located on the Tomei Expressway, approximately 60 miles west of Tokyo and midway between Mt. Fuji and the Hakone resort area. Construction on Chelsea Japan's second project is well underway. The project known as Rinku Premium Outlets is located outside Osaka, the second-largest city in Japan and is scheduled to open in late 2000.

The Company has minority interests ranging from 5% to 15% in several outlet centers and outlet development projects in Europe. Outlet centers, outside of London, England, Barcelona and Madrid, Spain, are currently open and operated by Value Retail PLC and its affiliates. Three new European projects and expansions of the two existing centers are in various stages of development and are expected to open within the next two years. The Company's total investment in Europe as of June 30, 2000 was approximately $4.5 million. The Company has also agreed under a standby facility to provide up to $22 million in limited debt service guarantees for loans provided to Value Retail PLC and affiliates, to construct outlet centers in Europe. The term of the standby facility is three years and guarantees shall not be outstanding for longer than five years after project completion. As of June 30, 2000, the Company has provided guarantees of approximately $13 million for three projects.

In July 2000, the Company announced an e-commerce venture through its affiliate, Chelsea Interactive. The Company's investment in this venture was $13.8 million at June 30, 2000. Additional funding is expected to be provided from operating cash flow.

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

Net cash provided by operating activities increased $12.6 million for the six months ended June 30, 2000 compared to the corresponding 1999 period. The increase was primarily due to the growth of the Company's GLA to 5.6 million square feet in 2000 from 5.0 million square feet in 1999 and increased collections on receivables. Net cash used in investing activities increased $5.8 million for the six months ended June 30, 2000 compared to the corresponding 1999 period, as a result of increased construction activity offset by payment on a note receivable in 1999. At June 30, 2000, net cash used in financing activities increased by $11.3 million primarily due to higher distributions paid and lower borrowings during 2000.

Funds from Operations

Management believes that funds from operations ("FFO") should be considered in conjunction with net income, as presented in the statements of operations included elsewhere herein, to facilitate a clearer understanding of the operating results of the Company. The White Paper on FFO approved by the Board of Governors of NAREIT in October 1999 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes FFO in accordance with the current standards established by NAREIT which may not be comparable to FFO reported by other REIT's that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

                                                            Three Months Ended      Six Months Ended
                                                                 June 30,              June 30,
                                                            2000       1999        2000       1999
                                                        ----------  ----------   --------  ----------

Net income to common shareholders ...................     $8,720       $7,671    $16,500    $15,051
Add back:
  Depreciation and amortization......................     10,329        9,781     21,207     19,705
  Amortization of deferred financing costs and
    depreciation of non-rental real estate assets....       (429)        (476)      (937)      (911)
  Preferred units distribution.......................     (1,462)           -     (2,924)         -
  Minority interest..................................      3,300        1,665      6,401      3,286
                                                        ----------   ---------  ---------  ---------
FFO..................................................    $20,458      $18,641    $40,247    $37,131
                                                        ==========   =========  =========  =========
Average diluted shares/units outstanding.............     19,523       19,304     19,446     19,246
Dividends declared per share.........................      $0.75        $0.72      $1.50      $1.44

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to changes in interest rates primarily from its floating rate debt arrangements. The Company currently does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100-basis point adverse move (increase) in US Treasury and LIBOR rates would adversely affect the Company's annual interest cost by approximately $1.4 million annually.

Following is a summary of the Company's debt obligations at June 30, 2000 (in thousands):

                                           Expected Maturity Date
                        --------------------------------------------------------------
                                                                                            Fair
                        2000     2001   2002      2003   2004    Thereafter     Total       Value
                        ----     ----   ----      ----   ----    ----------     -----       -----
Fixed Rate Debt:          -   $99,946      -         -      -    $124,760     $224,706    $212,946
Average Interest Rate:    -      7.75%     -         -      -        7.25%        7.47%
Variable Rate Debt:       -         -      -   $67,493      -     $69,750     $137,243    $137,243
Average Interest Rate:    -         -      -      7.82%     -        8.19%        8.01%

Chelsea GCA Realty, Inc.

Part II.    Other Information

Item 4.    Submission of Matters to a Vote of Security Holders.

The Company held an annual meeting of stockholders on June 8, 2000, at which the following matters were voted upon:

1. 2. 3.	Election of three directors. Approval of the 2000 Stock Option Plan Approval of appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2000.

The results of the meeting were as follows:

                                                          Broker
Directors                    For             Against     Non-Votes
---------

William D. Bloom......     13,422,915         370,110        0
Robert Frommer........     12,489,684       1,303,341        0
Reuben S. Leibowitz...     13,423,671         369,354        0

                                                           Broker
                  For        Against        Abstain       Non-Votes
                  ---        -------        -------       ---------

Proposal 2     7,270,715    3,325,194      250,986         2,946,130

Proposal 3    13,415,819       45,519      331,687              0

Messrs. David C. Bloom, Brendan T. Byrne, Barry M. Ginsburg and Philip D. Kaltenbacher continued as directors after the meeting.

Item 6.    Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.

Chelsea GCA Realty, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHELSEA GCA REALTY, INC. By: /s/ Michael J. Clarke Michael J. Clarke Chief Financial Officer

Date: August 11, 2000