Form 10-K/A
period 1999-12-31
CHELSEA GCA REALTY INC
filed 2000-09-20
CIK 911215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A

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

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
Title of each class                                    on which registered
-------------------                                    ---------------------

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

PART I

Item 1.  Business

The Company

Chelsea GCA Realty, Inc. (the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”) formed through the merger of The Chelsea Group (“Chelsea”) and Ginsburg Craig Associates (“GCA”). The Company made its initial public offering of common stock on November 2, 1993 (the “IPO”) and simultaneously became the managing general partner of Chelsea GCA Realty Partnership, L.P. (the “Operating Partnership” or “OP”), a partnership that owns, develops, redevelops, leases, markets and manages upscale and fashion-oriented manufacturers’ outlet centers. At the end of 1999, the Company owned and operated 19 centers (the “Properties”) with approximately 5.2 million square feet of gross leasable area (“GLA”) in 11 states. At December 31, 1999, the Company had approximately 424,000 square feet of wholly-owned new GLA under construction, comprising the 232,000 square foot first phase of Allen Premium Outlets (Allen, Texas – located on US Highway 75 approximately 30 miles north of Dallas), the 104,000 square-foot third phase of Leesburg Corner and expansions totaling 88,000 square feet at two centers; these openings and expansions are part of a total of approximately 550,000 square feet of wholly-owned new space scheduled for completion in 2000. Additionally, construction is underway on Orlando Premium Outlets (“OPO”), a 430,000 square-foot upscale outlet center located on Interstate 4 midway between Walt Disney World/EPCOT and Sea World in Orlando, Florida and phase one of Gotemba Premium Outlets (“GPO”) a 220,000 square foot center located in Gotemba, outside of Tokyo, Japan. OPO is a joint venture project between the Company and Simon Property Group, Inc. (“Simon”) and is scheduled to open as a single phase in mid-2000. GPO is a joint venture project 40% owned by the Company and 30% each by Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation, and is scheduled to open mid-2000. The Company’s existing portfolio includes properties in or near New York City, Los Angeles, San Francisco, Sacramento, Boston, Portland (Oregon), Atlanta, Washington DC, Cleveland, Honolulu, Napa Valley, Palm Springs and the Monterey Peninsula.

The Company’s executive offices are located at 103 Eisenhower Parkway, Roseland, New Jersey 07068 (telephone 973-228-6111). The Company was incorporated in Maryland on August 24, 1993.

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

A summary of expansion activity from January 1, 1999 through December 31, 1999 is contained below:

                                   Opening         GLA         Number
Property                           Date(s)      (Sq. Ft.)    of Stores   Tenants(1)
--------                           -------      ---------    ---------   ----------
As of January 1, 1999                           4,876,000       1,282
Expansions:
   Wrentham Village                  5/99         120,000          35    Banana Republic, Guess, Eddie Bauer,
                                                                         Zales
   North Georgia                   9-12/99       103,000           26    Banana Republic, Lego, Nike, Zales
   Leesburg Corner                   11/99        55,000           15    Adidas, Bose, Cole-Haan, Movado,
                                                                         Williams-Sonoma
   Camarillo Premium Outlets         11/99        45,000            9    Banana Republic, Coach, Polo Ralph
                                                                         Lauren, Tommy Hilfiger
   Other (net)                                    17,000           (3)
                                                  ------           --
        Total expansions                         340,000           82
                                                 -------           --

As of December 31, 1999                        5,216,000       1,364
                                               =========       =====

(1)  consists of the largest tenants who lease more than 5,000 square feet of GLA and have estimated sales of more than $377 per square foot, which was the weighted average sales generated by the Company's tenants in 1999.  Most tenants pay a fixed base rent based on the square feet leased by them and also pay a percentage rent based on sales.

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

The Company has started construction on approximately 424,000 square feet of wholly-owned new GLA scheduled for completion in 2000, including the 232,000 square-foot first phase of Allen Premium Outlets, the 104,000 square-foot third phase of Leesburg Corner and expansions totaling 88,000 square feet at two centers. In addition, construction is well underway on two joint venture projects, Orlando Premium Outlets, a 430,000 square-foot center located in Orlando, Florida and the 220,000 square-foot first phase of Gotemba Premium Outlets, located outside Tokyo, Japan. These projects, and others, are in various stages of development and there can be no assurance they will be completed or opened, or that there will not be delays in opening or completion.

Strategic Alliance and Joint Ventures

In June 1999, the Company signed a definitive agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan. The joint venture, known as Chelsea Japan Co., Ltd. (“Chelsea Japan”) is developing its initial project in the city of Gotemba. In conjunction with the agreement, the Company contributed $1.7 million in equity. In addition, an equity investee of the Company entered into a 4 billion yen (US $40 million) line of credit guaranteed by the Company and OP to fund its share of construction costs. At December 31, 1999, no amounts were outstanding under the loan. In December 1999, construction began on the 220,000 square-foot first phase of Gotemba Premium Outlets with opening scheduled for mid-2000. Gotemba is located on the Tomei Expressway, approximately 60 miles west of Tokyo and midway between Mt. Fuji and the Hakone resort area. Subject to governmental and other approvals, Chelsea Japan also expects to announce during the next quarter a project outside Osaka, the second-largest city in Japan, to open in late 2000.

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

Construction is underway on Orlando Premium Outlets (“OPO”), a 430,000 square-foot upscale outlet center located on Interstate 4 midway between Walt Disney World/EPCOT and Sea World in Orlando, Florida. OPO is a joint venture project between the Company and Simon and is scheduled to open as a single phase in mid-2000. In February 1999, the joint venture entered into a $82.5 million construction loan agreement that is expected to fund approximately 75% of the project costs. The loan is 50% guaranteed by each of the Company and Simon and as of December 31, 1999, $20.8 million was outstanding.

Organization of the Company

The Company was organized to combine Chelsea and GCA, two leading outlet center development companies, into the Operating Partnership, providing for greater access to the public and private capital markets. Virtually all of the Company’s assets are held by and all of its business activities conducted through the Operating Partnership. The Company is the sole general partner of the Operating Partnership (which owned 82.6% in the Operating Partnership as of December 31, 1999) and has full and complete control over the management of the Operating Partnership and each of the Properties, excluding joint ventures.

The Manufacturers’ Outlet Business

Manufacturers’ outlets are manufacturer-operated retail stores that sell primarily first-quality, branded goods at significant discounts from regular department and specialty store prices. Manufacturers’ outlet centers offer numerous advantages to both consumer and manufacturer: by eliminating the third party retailer, manufacturers are often able to charge customers lower prices for brand name and designer merchandise; manufacturers benefit by being able to sell first quality in-season, as well as out-of-season, overstocked or discontinued merchandise without compromising their relationships with department stores or hampering the manufacturers’ brand name. In addition, outlet stores enable manufacturers to optimize the size of production runs while maintaining control of their distribution channels.

Business of the Company

The Company believes its strong tenant relationships, high-quality property portfolio and managerial expertise give it significant advantages in the manufacturers’ outlet business.

Strong Tenant Relationships. The Company maintains strong tenant relationships with high-fashion, upscale manufacturers that have a selective presence in the outlet industry, such as Armani, Brooks Brothers, Cole Haan, Donna Karan, Gap/Banana Republic, Gucci, Jones New York, Nautica, Polo Ralph Lauren, Tommy Hilfiger and Versace, as well as with national brand-name manufacturers such as Adidas, Carter’s, Nike, Phillips-Van Heusen (Bass, Izod, Gant, Van Heusen), Timberland and Sara Lee (Champion, Hanes, Coach Leather). The Company believes that its ability to draw from both groups is an important factor in providing broad customer appeal and higher tenant sales.

High Quality Property Portfolio. The Properties generated weighted average reported tenant sales during 1999 of $377 per square foot, the highest among the three publicly traded outlet companies. As a result, the Company has been successful in attracting some of the world’s most sought-after brand-name designers, manufacturers and retailers and each year has added new names to the outlet business and its centers. The Company believes that the quality of its centers gives it significant advantages in attracting customers and negotiating multi-lease transactions with tenants.

Management Expertise. The Company believes it has a competitive advantage in the manufacturers’ outlet business as a result of its experience in the business, long-standing relationships with tenants and expertise in the development and operation of manufacturers’ outlet centers. Management developed a number of the earliest and most successful outlet centers in the industry, including Liberty Village (one of the first manufacturers’ outlet centers in the U.S.) in 1981, Woodbury Common in 1985, and Desert Hills and Aurora Farms in 1990. Since the IPO, the Company has added significantly to its senior management in the areas of development, leasing and property management without increasing general and administrative expenses as a percentage of total revenues; additionally, the Company intends to continue to invest in systems and controls to support the planning, coordination and monitoring of its activities.

Growth Strategy

The Company seeks growth through increasing rents in its existing centers; developing new centers and expanding existing centers; and acquiring and re-developing centers.

Increasing Rents at Existing Centers. The Company’s leasing strategy includes aggressively marketing available space and maintaining a high level of occupancy; providing for inflation-based contractual rent increases or periodic fixed contractual rent increases in substantially all leases; renewing leases at higher base rents per square foot; re-tenanting space occupied by underperforming tenants; and continuing to sign leases that provide for percentage rents.

Developing New Centers and Expanding Existing Centers. The Company believes that there continue to be significant opportunities to develop manufacturers’ outlet centers across the United States. The Company intends to undertake such development selectively, and believes that it will have a competitive advantage in doing so as a result of its development expertise, tenant relationships and access to capital. The Company expects that the development of new centers and the expansion of existing centers will continue to be a substantial part of its growth strategy. The Company believes that its development experience and strong tenant relationships enable it to determine site viability on a timely and cost-effective basis. However, there can be no assurance that any development or expansion projects will be commenced or completed as scheduled.

International Development. The Company intends to develop, own and operate premium outlet centers in Japan through its joint venture company, Chelsea Japan Co., Ltd. Chelsea Japan is currently developing its first outlet center in Gotemba, located outside Tokyo, and is seeking governmental approval on another site outside Osaka, Japan. The Company believes that there are significant opportunities to develop manufacturers’ outlet centers in Japan and intends to pursue these opportunities as viable sites are identified.

The Company has minority interests ranging from 5 to 15% in several outlet centers and outlet development projects in Europe. Two outlet centers, Bicester Village outside of London, England and La Roca Company Stores outside of Barcelona, Spain, are currently open and operated by Value Retail PLC and its affiliates. Three new European projects and expansions of the two existing centers are in various stages of development and are expected to open within the next two years. The Company’s total investment in Europe as of February 2000 is approximately $4.5 million. The Company has also agreed to provide up to $22 million in limited debt service guarantees under a standby facility for loans arranged by Value Retail PLC to construct outlet centers in Europe. The term of the standby facility is three years and guarantees shall not be outstanding for longer than five years after project completion. As of February 2000, the Company has provided limited debt service guarantees of approximately $20 million for three projects.

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

Operating Strategy

The Company’s primary business objectives is to enhance the value of its properties and operations by increasing cash flow. The Company plans to achieve these objectives through continuing efforts to improve tenant sales and profitability, and to enhance the opportunity for higher base and percentage rents.

Leasing. The Company pursues an active leasing strategy through long-standing relationships with a broad range of tenants including manufacturers of men’s, women’s and children’s ready-to-wear, lifestyle apparel, footwear, accessories, tableware, housewares, linens and domestic goods. Key tenants are placed in strategic locations to draw customers into each center and to encourage shopping at more than one store. The Company continually monitors tenant mix, store size, store location and sales performance, and works with tenants to improve each center through re-sizing, re-location and joint promotion.

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

Property Design and Management. The Company believes that effective property design and management are significant factors in the success of its properties and works continually to maintain or enhance each center’s physical plant, original architectural theme and high level of on-site services. Each property is designed to be compatible with its environment and is maintained to high standards of aesthetics, ambiance and cleanliness in order to promote longer visits and repeat visits by shoppers. Of the Company’s 388 full-time and 99 part-time employees, 286 full-time and 97 part-time employees are involved in on-site maintenance, security, administration and marketing. Centers are generally managed by an on-site property manager with oversight from a regional operations director.

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

In November 1998, the OP obtained a $60 million term loan that expires April 2000 and bears interest at a rate of London Interbank Offered Rate (LIBOR) plus 1.40% (7.53% at December 31, 1999). Proceeds from the loan were used to pay down borrowings under the Senior Credit Facility. The Company is currently exploring several refinancing alternatives including an extension or payoff of this loan.

On March 30, 1998, the OP replaced its two unsecured bank revolving lines of credit, totaling $150 million (the “Credit Facilities”), with a $160 million senior unsecured bank line of credit (the “Senior Credit Facility”). The Senior Credit Facility expires on March 30, 2002 and the OP has an annual right to request a one-year extension of the Senior Credit Facility which may be granted at the option of the lenders. The OP has requested and expects approval to extend the Facility until March 30, 2003. The Facility bears interest on the outstanding balance, payable monthly, at a rate equal of LIBOR plus 1.05% (7.24% at December 31, 1999) or the prime rate, at the OP’s option. The LIBOR rate spread ranges from 0.85% to 1.25% depending on the Company’s Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. At December 31, 1999, $94 million was available under the Senior Credit Facility.

Also on March 30, 1998, the OP entered into a $5 million term loan (the “Term Loan”) which carries the same interest rate and maturity as the Senior Credit Facility. The Lender has credit committee approval to extend the Term Loan to March 30, 2003.

In October 1997, the OP completed a $125 million offering of 7.25% unsecured term notes due October 2007 (the “7.25% Notes”). The 7.25% Notes were priced to yield 7.29% to investors. Net proceeds from the offering were used to repay substantially all borrowings under the Company’s Credit Facilities, redeem $40 million of Reset Notes and for general corporate purposes.

In October 1997, the Company issued 1.0 million shares of non-voting 8.375% Series A Cumulative Redeemable Preferred Stock (the “Preferred Stock”), par value $0.01 per share, with a liquidation preference of $50.00 per share. The Preferred Stock has no stated maturity and is not convertible into any other securities of the Company. The Preferred Stock is redeemable on or after October 15, 2027 at the Company’s option. Net proceeds from the offering were used to repay borrowings under the Company’s Credit Facilities.

In January 1996, the OP completed a $100 million offering of 7.75% unsecured term notes due January 2001 (the “7.75% Notes”), which are guaranteed by the Company. The five-year non-callable 7.75% Notes were priced to yield 7.85% to investors.

Competition

The Properties compete for retail consumer spending on the basis of the diverse mix of retail merchandising and value oriented pricing. Manufacturers’ outlet centers have established a niche capitalizing on consumers’ desire for value-priced goods. The Properties compete for customer spending with other outlet locations, traditional shopping malls, off-price retailers, and other retail distribution channels. The Company believes that the Properties generally are the leading manufacturers’ outlet centers in each market. The Company carefully considers the degree of existing and planned competition in each proposed market before deciding to build a new center.

Environmental Matters

The Company is not aware of any environmental liabilities relating to the Properties that would have a material impact on the Company’s financial position and results of operations.

Personnel

As of December 31, 1999, the Company had 388 full-time and 99 part-time employees. None of the employees are subject to any collective bargaining agreements, and the Company believes it has good relations with its employees.

Item 2.  Properties

The Properties are upscale, fashion-oriented manufacturers’ outlet centers located near large metropolitan areas, including New York City, Los Angeles, San Francisco, Boston, Washington DC, Atlanta, Sacramento, Portland (Oregon), and Cleveland, or at or near tourists destinations, including Honolulu, Napa Valley, Palm Springs and the Monterey Peninsula. The Properties were 99% leased as of December 31, 1999 and contained approximately 1,400 stores with approximately 450 different tenants. During 1999 and 1998, the Properties generated weighted average tenant sales of $377 and $360 per square foot, respectively. As of December 31, 1999, the Company had 19 operating outlet centers. Of the 19 operating centers, 18 are owned 100% in fee; and one, American Tin Cannery Premium Outlets, is held under a long-term lease expiring December 2004. The Company manages all of its Properties.

Approximately 34% and 35% of the Company’s revenues for the years ended December 31, 1999 and 1998, respectively, were derived from the Company’s two centers with the highest revenues, Woodbury Common Premium Outlets and Desert Hills Premium Outlets. The loss of either center or a material decrease in revenues from either center for any reason might have a material adverse effect on the Company. In addition, approximately 30% and 34% of the Company’s revenues for the years ended December 31, 1999 and 1998, respectively, were derived from the Company’s centers in California, including Desert Hills.

Additionally, Woodbury Common Premium Outlets and Desert Hills Premium Outlets either contributed 10% or more of the Company’s aggregate gross revenues during 1999 or had a book value equal to 10% or more of the total assets of the Company at year-end 1999. No tenant at these centers leases more than 10% of such center’s GLA. The following chart shows certain information for these centers.

                                  Woodbury Common             Desert Hills
                                  Premium Outlets            Premium Outlets
                                  ---------------            ---------------
                          Average       Avg. Annual    Average      Avg. Annual
Fiscal                   Occupancy          Rent      Occupancy         Rent
Year                        Rate         Per sq.ft.      Rate        Per sq.ft.
------                   ---------      -----------   ---------     -----------
1995................       99.7%          $25.97         99.0%        $21.48
1996................      100.0            27.74        100.0          22.16
1997................       98.8            31.42        100.0          23.37
1998................      100.0            33.16        100.0          24.74
1999................       99.5            35.61        100.0          26.26

Woodbury Common Premium Outlets opened in four phases in 1985, 1993, 1995 and 1998 and contains 841,000 square feet of GLA. As of June 30, 2000, the center was leased to 214 tenants. Woodbury Common is located approximately 50 miles north of New York City at the Harriman exit of the New York State Thruway. The populations within a 30-mile, 60-mile and 100-mile radius are approximately 2.5 million, 17.3 million and 25.2 million, respectively. Average household income within the 30-mile radius is approximately $83,000.

Desert Hills Premium Outlets is located on Interstate 10, 16 miles west of Palm Springs, and 75 miles east of Los Angeles. The property opened in three phases in 1990, 1995 and 1997 and contains 475,000 square feet of GLA. As of June 30, 2000, the center was leased to 121 tenants. The center serves the population of southern California as well as tourists. The populations within a 30-mile, 60-mile and 100-mile radius total approximately 1.0 million, 4.8 million and 17.5 million, respectively. Average annual household income within the 30-mile radius is approximately $50,000.

The following tables show lease expiration data as of June 30, 2000 for Woodbury Common Premium Outlets and Desert Hills Premium Outlets for the next ten years (assuming that none of the tenants exercise renewal options).

                                                Woodbury Common Premium Outlets
                                                --------------------------------
                                                                                   % of Annual
                                                  Contractual           No. of        "CBR"
                                              Base Rents ("CBR")        Leases     Represented by
                                         ----------------------------  -------    ----------------
Expiration Year                 GLA      Per Sq. Ft.       Total        Expiring   Expiring Leases
--------------                  ---      -----------       -----        --------   ----------------
2000........................   42,608     $21.85         $931,153         11            3.6%
2001........................   43,673      34.90        1,524,284         13            5.9
2002........................   45,280      25.50        1,154,555         13            4.4
2003........................  293,989      31.22        9,178,313         70           35.4
2004........................   39,589      32.58        1,289,768         12            5.0
2005........................  102,511      35.06        3,593,710         26           13.8
2006........................   17,066      37.50          639,930          8            2.5
2007........................   32,997      39.36        1,298,868         11            5.0
2008........................  111,795      34.00        3,801,135         23           14.6
2009........................   41,956      40.09        1,682,110         14            6.5

                                                        Desert Hills Premium Outlets
                                                        -----------------------------
                                                                                     % of Annual
                                                     Contractual        No. of         "CBR"
                                                 Base Rents ("CBR")     Leases      Represented by
Expiration Year                   GLA       Per Sq. Ft.      Total     Expiring     Expiring Leases
---------------                   ---       -----------      -----     --------     ---------------
2000..........................   44,344        $21.29        $944,079     17           9.1%
2001..........................   40,159         23.13         928,731     10           8.9
2002..........................   94,326         24.37       2,298,613     27          22.1
2003..........................   38,468         23.33         897,357     11           8.6
2004..........................   55,314         19.28       1,066,648      8          10.3
2005..........................  105,263         22.24       2,341,108     28          22.5
2006..........................   20,985         24.77         519,786      4           5.0
2007..........................   18,790         20.12         378,138      5           3.6
2008..........................    7,724         33.82         261,238      3           2.5
2009..........................   12,057         45.15         544,361      5           5.2

Depreciation on Woodbury Common Premium Outlets and Desert Hills Premium Outlets is calculated using the straight line method over the estimated useful life of the real property and land improvements which ranges from 10 to 40 years. At December 31, 1999, the Federal tax basis in these centers was as follows: Woodbury Common Premium Outlets - $129,508,887 and Desert Hills Premium Outlets - $55,340,210.

The realty tax rate on the above centers is approximately $4.73 per $100 of assessed value for Woodbury Common Premium Outlets and $1.16 per $100 of assessed value for Desert Hills Premium Outlets. Estimated 2000 taxes for these centers are as follows: $3,270,000 for Woodbury Common Premium Outlets and $907,000 for Desert Hills Premium Outlets.

The Company believes the Properties are adequately covered by insurance.

The Company does not consider any single store lease to be material; no individual tenant, combining all of its store concepts, accounts for more than 5% of the Company’s gross revenues or total GLA; and only two tenants occupy more than 4% of the Company’s total GLA. As a result, and considering the Company’s past success in re-leasing available space, the Company believes the loss of any individual tenant would not have a significant effect on future operations.

Set forth in the table below is certain property information as of December 31,1999:

                                        Year        GLA      No. of
Name/Location                          Opened    (Sq. Ft.)   Stores   Tenants
                                       --------  ---------- --------- ---------------------------------------

Woodbury Common                         1985      841,000      213    Brooks Brothers, Calvin Klein, Coach
 Central Valley, NY (New York City                                     Leather, Gap, Gucci, Last Call
 metro area)                                                            Neiman Marcus, Polo Ralph Lauren

North Georgia                           1996      537,000      135    Brooks Brothers, Donna Karan, Gap,
 Dawsonville, GA (Atlanta metro area)                                  Nautica, Off  5th-Saks Fifth Avenue,
                                                                       Williams-Sonoma

Desert Hills                            1990      475,000      120    Burberry, Coach Leather, Giorgio
 Cabazon, CA (Palm Springs-Los Angeles                                 Armani, Gucci, Nautica, Polo
 area)                                                                 Ralph Lauren, Tommy Hilfiger

Wrentham Village                        1997      473,000      125    Brooks Brothers, Calvin Klein, Donna
 Wrentham, MA (Boston/Providence metro                                 Karan, Gap, Polo Jeans Co., Sony,
 area)                                                                 Versace

Camarillo Premium Outlets               1995      454,000      124    Ann Taylor, Barneys New York, Bose,
 Camarillo, CA (Los Angeles metro area)                                Cole-Haan, Donna Karan, Jones NY,
                                                                       Off 5th-Saks Fifth Avenue

Leesburg Corner                         1998      325,000       73    Banana Republic, Brooks Brothers, Gap,
 Leesburg, VA (Washington DC area)                                     Donna Karan, Off 5th-Saks Fifth
                                                                       Avenue

Aurora Premium Outlets                  1987      297,000       69    Ann Taylor, Bose, Brooks Brothers,
 Aurora, OH (Cleveland metro area)                                     Carters, Liz Claiborne, Nautica, Off
                                                                       5th-Saks Fifth Avenue

Clinton Crossing                        1996      272,000       67    Coach Leather, Crate & Barrel, Donna
 Clinton, CT (I-95/NY-New England                                      Karan, Gap, Off 5th-Saks Fifth
 corridor)                                                             Avenue,  Polo Ralph Lauren

Folsom Premium Outlets                  1990      246,000       68    Bass, Donna Karan, Gap, Liz Claiborne,
 Folsom, CA (Sacramento metro area)                                    Nike, Off 5th-Saks Fifth Avenue

Waikele Premium Outlets (1)             1997      214,000       52    Barneys New York, Bose, Donna Karan,
 Waipahu, HI (Honolulu area)                                           Guess, Polo Jeans Co., Off 5th-Saks
                                                                       Fifth Avenue

Petaluma Village                        1994      196,000       51    Ann Taylor, Bose, Brooks Brothers,
 Petaluma, CA (San Francisco metro area                                Donna Karan, Off 5th-Saks Fifth
                                                                       Avenue

Napa Premium Outlets                    1994      171,000       48    Cole-Haan, Dansk, Ellen Tracy,
 Napa, CA (Napa Valley)                                                Esprit, J. Crew, Nautica,
                                                                       Timberland, TSE  Cashmere

Columbia Gorge                          1991      164,000       44    Adidas, Carter's, Gap, Harry &
 Troutdale, OR (Portland metro area)                                   David, Mikasa

Liberty Village                         1981      157,000       56    Calvin Klein, Donna Karan, Ellen
 Flemington, NJ (New York-Phila. metro                                 Tracy, Polo Ralph Lauren,
 area)                                                                 Tommy Hilfiger

American Tin Cannery                    1987      135,000       48    Anne Klein, Bass, Carole Little,
 Pacific Grove, CA (Monterey Peninsula)                                Nine  West, Reebok, Totes

Santa Fe Premium Outlets                1993      125,000       40    Brooks Brothers, Coach Leather,
 Santa Fe, NM                                                          Donna Karan, Liz Claiborne,
                                                                       Nine West

Patriot Plaza                           1986       76,000       11    Lenox, Polo Ralph Lauren,
 Williamsburg, VA (Norfolk-Richmond                                    WestPoint  Stevens
 area)

Mammoth Premium Outlets                 1990       35,000       11    Bass, Polo Ralph Lauren
 Mammoth Lakes, CA (Yosemite National
 Park)

St. Helena Premium Outlets              1992       23,000        9    Brooks Brothers, Coach Leather,
 St. Helena, CA (Napa Valley)                                         Donna Karan, Joan & David
                                                 ---------   -------

   Total                                         5,216,000   1,364
                                                 =========  ========

(1)  Acquired in March 1997

The Company rents approximately 27,000 square feet of office space in its headquarters facility in Roseland, New Jersey and approximately 4,000 square feet of office space for its west coast regional development office in Newport Beach, California.

Item 3.  Legal Proceedings

The Company is not presently involved in any material litigation other than routine litigation arising in the ordinary course of business and that is either expected to be covered by liability insurance or to have no material impact on the Company’s financial position and results of operations.

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

David C. Bloom, Chairman of the Board and Chief Executive Officer since 1993. Mr. Bloom was a founder and principal of Chelsea, and was President of Chelsea from 1985 to 1993. As Chairman of the Board and Chief Executive Officer of the Company, he sets policy and coordinates and directs all the Company’s primary functions. Prior to founding Chelsea, he was an equity analyst with The First Boston Corporation (now Credit Suisse First Boston Corporation) in New York. Mr. Bloom graduated from Dartmouth College and received an MBA from Harvard Business School.

William D. Bloom, Vice Chairman since 2000 and Director since 1995. Mr. Bloom joined The Chelsea Group in 1986 with responsibility for the leasing of the Company's projects and was appointed Executive Vice President-Leasing in 1993 and Executive Vice President-Strategic Relationships in 1996. Prior to joining Chelsea, he was an institutional bond broker with Mabon Nugent in New York. Mr. Bloom graduated from Boston University School of Management.

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

Robert Frommer, Director since 1993. Mr. Frommer has been responsible for developing major commercial, residential and mixed-use real estate projects throughout the "U.S." in such cities as New York, Philadelphia, Baltimore, Washington, DC, Chicago and Seattle. He has served as President of the Pebble Beach Co., the Ritz-Carlton Hotel of Chicago and PG&E Properties in California. Mr. Frommer is a graduate of the Wharton School of the University of Pennsylvania, and received an LL.B. from Yale Law School.of the Pebble Beach Co., the Ritz-Carlton Hotel of Chicago and PG&E Properties in California. Mr. Frommer is a graduate of the Wharton School of the University of Pennsylvania, and received an LL.B. from Yale Law School.

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

Leslie T. Chao, President since April 1997. As President of the Company, Mr. Chao oversees the corporate finance, international development, legal, administrative, investor relations and human resource functions of the Company. He joined Chelsea in 1987 as Chief Financial Officer. Prior to joining Chelsea, he was a Vice President in the corporate finance/treasury area of Manufacturers Hanover Corporation (now The Chase Manhattan Corporation), a New York bank holding company. Mr. Chao graduated from Dartmouth College and received an MBA from Columbia Business School.

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

Bruce Zalaznick, Executive Vice President-International since 1999. Mr. Zalaznick joined the Company in 1994 as Vice President-Acquisitions responsible for the Company’s site acquisition activities. From 1996 to 1999 he served as Executive Vice President-Real Estate, responsible for the site selection, development, design and construction activities of the Company. In July 1999, Mr. Zalaznick was named Executive Vice President-International and is responsible for the Company’s development outside the United States. From 1990 to 1994, he was Senior Vice President-Site Acquisition at Prime Retail, Inc., a publicly traded REIT, and in that capacity was responsible for the acquisition and entitlement of approximately three million square feet of outlet space in ten states. Mr. Zalaznick graduated from Cornell University and received an MBA from the Wharton School at the University of Pennsylvania.

Michael J. Clarke, Chief Financial Officer since 1999. Since joining the Company in 1994, Mr. Clarke has held various senior level financial positions. As Chief Financial Officer, he is responsible for Chelsea’s financial functions including treasury, accounting, budgeting, banking and rating agency relations. From 1985 to 1993, he held various senior positions at Prime Hospitality Corp., a NYSE-listed operator of hotels, most recently as Executive Vice President & Chief Financial Officer. Mr. Clarke graduated from Seton Hall University and is a certified public accountant.

Christina M. Casey, Vice President-Human Resources since 1998. Ms. Casey joined the Company in 1996 as Director of Human Resources. As Vice President-Human Resources, she oversees all aspects of the Company’s human resource activities, including recruitment, benefits, compensation, policy development, training and employee relations. From 1987 to 1996 she held various positions in Human Resources with Boise Cascade Corporation, Specialty Paperboard and Rock-Tenn Company. Ms. Casey graduated from Villanova University and received a Masters in Social Service from Bryn Mawr Graduate School.

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

Anthony J. Galvin, Vice President-Leasing since 1997. As Vice President-Leasing, Mr. Galvin is responsible for the management of the Company’s leasing activities. From 1995 to 1997, he was Director of Real Estate for Coach Leather, a division of Sara Lee Corporation. From 1987 to 1995 he held positions in both real estate and construction at Phillips-Van Heusen Corporation. Mr. Galvin has served the industry in various trade association positions including Chairperson of the Northeast Merchants Association and the Board of Directors of ORMA (Outlet Retail Merchants Association). Mr. Galvin is a graduate of Glassboro State College (now Rowan University), where he serves on the Executive Committee of the Alumni Advisory Council for the School of Business.

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

Gregory C. Link, Vice President-Operations since 1996. Mr. Link joined the Company in 1994 as Vice President-Leasing responsible for the management of the Company’s leasing activities. In January 1996, Mr. Link was appointed Vice President-Operations and is responsible for supervising property management activities at the Company’s operating properties. From 1987 to 1994, he was Chairman, President and Chief Executive Officer of The Ribbon Outlet, Inc., an affiliate of the world’s largest ribbon manufacturer, and in that capacity opened over 100 factory outlet stores across the United States. From 1971 to 1987 he held various senior merchandising positions with Phillips-Van Heusen Corporation, Westpoint Pepperell Corporation, May Department Stores and Associated Dry Goods Corporation. Mr. Link graduated from the College of Business and Public Administration of the University of Arizona at Tucson.

Michele Rothstein, Vice President-Marketing since 1993. Ms. Rothstein joined Chelsea in 1989 as Vice President-Marketing. As Vice President-Marketing of the Company, she oversees all aspects of the Company’s marketing and promotion activities. From 1987 to 1989, she was a product manager at Regina Company and, prior to 1987, was with Waring & LaRosa Advertising in New York. Ms. Rothstein graduated from the School of Business at the State University of New York at Albany.

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

                                                Sales Price ($)
                                                ---------------
                                                                  Distributions
    Quarter Ended                      High        Low               ($)
    -------------                      ------      -------        -------------

    December 31, 1999                  31-3/4       29               0.72
    September 30, 1999                 38-7/8       30-7/16          0.72
    June 30, 1999                      39           29-5/16          0.72
    March 31, 1999                     35-7/8       27-7/8           0.72

    December 31, 1998                  35-5/8       32-7/16          0.69
    September 30, 1998                 40           31-1/8           0.69
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

On June 16, 1997, pursuant to a Stock Subscription Agreement dated May 16, 1997 (the “Subscription Agreement”) the Company sold to Simon Property Group, Inc. (“Simon”) an aggregate of 1,408,450 shares of Common Stock at a purchase price of $35.50 per share, for an aggregate purchase price of approximately $50 million. Pursuant to the Subscription Agreement, the Company agreed not to sell for cash any equity securities (or securities convertible into or exercisable for equity securities) unless it offers to Simon the right to buy a pro rata share of such securities. Simon agreed not to acquire any additional securities of the Company or, directly or indirectly, seek to acquire control of the Company without prior consent of the Company’s Board of Directors for a period of five years from the date of the Subscription Agreement (or two years after the Simon joint venture is terminated). If Simon acquires an aggregate of $100 million of securities of the Company, it will have the right to elect a director of the Company.

Item 6:  Selected Financial Data

                                                Chelsea GCA Realty, Inc.
                              (In thousands except per share, and number of centers)

                                                                Year Ended
                                                               December 31,
                                           -------------------------------------------------
Operating Data:                               1999     1998       1997      1996      1995
                                           --------- --------  ---------  -------- --------

Rental revenue............................. $114,485  $99,976    $81,531   $63,792  $51,361
Total revenues.............................  162,926  139,315    113,417    91,356   72,515
Loss on writedown of assets................      694   15,713          -         -        -
Total expenses.............................  115,370  113,879     78,262    59,996   41,814

Income before minority interest and
    extraordinary item.....................   47,556   25,436     35,155    31,360   29,650

Minority interest..........................   (9,275)  (3,803)    (6,595)   (9,899) (10,078)

Income before extraordinary item...........   38,281   21,633     28,560    21,461   19,572

Extraordinary item - loss on retirement
of  debt...................................        -     (283)      (204)     (607)       -

Net income.................................   38,281   21,350     28,356    20,854   19,572

Preferred dividend.........................   (4,188)  (4,188)      (907)        -        -

Net income to common shareholders..........  $34,093  $17,162    $27,449   $20,854  $19,572

Income per common share before
    extraordinary item (diluted) (1).......    $2.14    $1.12      $1.86     $1.79    $1.73
Net income per common share (diluted) (1)..    $2.14    $1.10      $1.85     $1.74    $1.73

Ownership Interest:
REIT common shares.........................   15,908   15,672     14,866    11,964   11,289
Operating Partnership units................    3,389    3,431      3,435     5,316    5,601
                                               -----    -----      -----     -----    -----
Weighted average shares/units outstanding..   19,297   19,103     18,301    17,280   16,890

Balance Sheet Data:
Rental properties before accumulated
    depreciation........................... $848,813 $792,726   $708,933  $512,354 $415,983
Total assets...............................  806,055  773,352    688,029   502,212  408,053
Total liabilities  ........................  426,198  450,410    342,106   240,878  141,577
Minority interest..........................  102,561   42,551     48,253    75,994   89,718
Stockholders'/owners' equity...............  277,296  280,391    297,670   185,340  176,758
Distributions declared per common share....    $2.88    $2.76      $2.58    $2.355   $2.135

Other Data:
Funds from operations to common
shareholders (2)...........................  $79,980  $67,994    $57,417   $48,616  $41,870
Cash flows from:
   Operating activities....................  $87,590  $78,731    $56,594   $53,510  $36,797
   Investing activities....................  (77,578)(119,807)  (199,250)  (99,568) (82,393)
   Financing activities....................  (10,781)  36,169    143,308    55,957   40,474

GLA at end of period.......................    5,216    4,876      4,308     3,610    2,934
Weighted average GLA (3)...................    4,995    4,614      3,935     3,255    2,680
Centers in operation at end of the period..       19       19         20        18       16
New centers opened.........................        -        1          1         2        1
Centers expanded...........................        4        7          5         5        7
Center sold................................        1        -          -         -        1
Centers held for sale......................        1        2          -         -        -
Center acquired............................        -        -          1         -        -

Notes to Selected Financial Data:

(1)  The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128,
     Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements beginning on page F-6.

(2)  The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs.
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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in connection with the financial statements and notes thereto appearing elsewhere in this annual report.

Certain comparisons between periods have been made on a percentage or weighted average per square foot basis. The latter technique adjusts for square footage changes at different times during the year.

General Overview

At December 31, 1999 and 1998, the Company operated 19 manufacturers’ outlet centers, compared to 20 at the end of 1997. The Company’s operating gross leasable area (“GLA”) at December 31, 1999 was 5.2 million square feet compared to 4.9 million square feet and 4.3 million square feet at December 31, 1998 and 1997, respectively.

From January 1, 1997 to December 31, 1999, the Company grew by increasing rents at its operating centers, opening two new centers, acquiring one center and expanding nine centers. Increasing rents at operating centers resulted in base and percentage rent revenue growth of $13.8 million. The opening of two new centers, acquisition of one center and expansion of nine centers increased base and percentage rent revenues by $10.6 million, $6.3 million and $20.0 million, respectively during the three year period ended December 31, 1999. The 1.6 million square feet (“sf”) of net GLA added during the period is detailed as follows:

                                              Since
                                           January 1,
                                              1997             1999        1998             1997
                                           -------------   ------------   -----------   --------------
Changes in GLA (sf in 000's):

   New centers developed:
         Leesburg Corner                        270                -         270                -
         Wrentham Village                       227                -           -              227
                                           -------------   ------------   -----------    -------------
   Total new centers                            497                -         270              227

   Centers expanded:
         Wrentham Village                       246              120         126                -
         North Georgia                          245              103          31              111
         Leesburg Corner                         55               55           -                -
         Camarillo Premium Outlets              175               45          45               85
         Woodbury Common                        268                -         268                -
         Folsom Premium Outlets                  34                -          19               15
         Columbia Gorge                          16                -          16                -
         Desert Hills                            42                -           6               36
         Liberty Village                         12                -           -               12
         Other                                    -               17         (15)              (2)
                                           -------------   ------------   -----------   --------------
   Total centers expanded                     1,093              340         496              257

   Centers held for sale:
         Solvang Designer Outlets               (52)               -         (52)               -
         Lawrence Riverfront                   (146)               -        (146)               -
                                           -------------   ------------   -----------   --------------
                                               (198)               -        (198)               -

   Center acquired:
         Waikele Premium Outlets                214                -           -              214
                                           -------------   ------------   -----------   --------------
Net GLA added during the period               1,606              340         568              698

Other Data:
         GLA at end of period                                  5,216       4,876            4,308
         Weighted average GLA (1)                              4,995       4,614            3,935
         Centers in operation at end
         of period                                                19          19               20
         New centers opened                                        -           1                1
         Centers expanded                                          4           7                5
         Centers sold                                              1           -                -
         Centers held for sale                                     1           2                -
         Center acquired                                           -           -                1

Note:  (1)  Average GLA weighted by months in operation

The Company’s centers produced weighted average reported tenant sales of approximately $377 per square foot in 1999 and $360 per square foot in 1998 and 1997. Weighted average sales is a measure of tenant performance that has a direct effect on base and percentage rents that can be charged to tenants over time.

Two of the Company’s centers, Woodbury Common and Desert Hills, generated approximately 34%, 35% and 34% of the Company’s total revenue for the years 1999, 1998 and 1997, respectively. In addition, approximately 30%, 34%, and 38% of the Company’s revenues for the years ended December 31, 1999, 1998 and 1997, respectively, were derived from the Company’s centers in California, including Desert Hills.

The Company does not consider any single store lease to be material; no individual tenant, combining all of its store concepts, accounts for more than 5% of the Company’s gross revenues or total GLA; and only two tenants occupy more than 4% of the Company’s total GLA. In view of these statistics and the Company’s past success in re-leasing available space, the Company believes the loss of any individual tenant would not have a significant effect on future operations.

The discussion below is based upon operating income before minority interest and extraordinary item. The minority interest in net income varies from period to period as a result of changes in Operating Partnership interests and the Company’s 50% investment in Solvang prior to June 30, 1997.

Comparison of year ended December 31, 1999 to year ended December 31, 1998

Operating income before interest, depreciation and amortization increased $18.6 million, or 19.8%, to $112.2 million in 1999 from $93.6 million in 1998. This increase was primarily the result of expansions and a new center opening during 1999 and 1998. Income from operations increased $7.1 million or 17.3% to $48.3 million in 1999 from $41.2 million in 1998. Increased revenues from expansions and a new center opening during 1999 and 1998 were offset by higher interest costs.

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

General and administrative expenses were $4.8 million during 1999 and 1998 due to stabilized overhead costs during 1999.

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

Comparison of year ended December 31, 1998 to year ended December 31, 1997

Operating income before interest, depreciation and amortization increased $18.2 million, or 24.2%, to $93.6 million in 1998 from $75.4 million in 1997. This increase was primarily the result of expansions and new center openings during 1997 and 1998. Income from operations increased $6.0 million, or 17.1%, to $41.2 million in 1998 from $35.2 million in 1997. Increased revenues from expansions and new center openings in 1997 and 1998 were offset by increased interest costs.

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

Liquidity and Capital Resources

The Company believes it has adequate financial resources to fund operating expenses, distributions, and planned development and construction activities over the short-term, which is less than 12 months and the long-term, which is 12 months or more. Operating cash flow in 1999 of $87.6 million is expected to increase with a full year of operations of the 340,000 square feet of GLA added during 1999 and scheduled openings of approximately 853,000 square feet in 2000, which includes the Company’s 50% ownership share in Orlando Premium Outlets and 40% ownership share in Gotemba Premium Outlets. The Company has adequate funding sources to complete and open all of its current development projects through the use of available cash of $8.9 million; construction loans for the Orlando and Allen projects up to a maximum borrowing of $82.5 million and $40.0 million, respectively; a yen-denominated line of credit totaling 4 billion yen (US $40 million) for the Company’s share of projects in Japan; and approximately $90 million available under its Senior Credit Facility. Chelsea also has the ability to access the public markets through its $175 million debt shelf registration and if current market conditions become favorable through its $200 million equity shelf registration.

Operating cash flow is expected to provide sufficient funds for dividends and distributions in accordance with REIT federal income tax requirements. In addition, the Company anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its centers.

Common distributions declared and recorded in 1999 were $55.2 million or $2.88 per share or unit. The Company’s 1999 distribution payout ratio as a percentage of net income before minority interest, loss on writedown of assets and depreciation and amortization, exclusive of amortization of deferred financing costs, (“FFO”) was 69%. The Senior Credit Facility limits aggregate dividends and distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

The Company’s ratio of earnings to fixed charges for each of the three years ended December 31, 1999, 1998 and 1997 was 2.5, 2.3 and 2.4, respectively. For purposes of computing the ratio, earnings consist of income from continuing operations after depreciation and before minority interest and fixed charges, exclusive of interest capitalized and amortization of loan costs capitalized. Fixed charges consist of interest expense, including interest costs capitalized, the portion of rent expense representative of interest and total amortization of debt issuance costs expensed and capitalized.

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

On March 30, 1998, the OP replaced its two unsecured bank revolving lines of credit, totaling $150 million (the “Credit Facilities”), with a new $160 million senior unsecured bank line of credit (the “Senior Credit Facility”). The Senior Credit Facility expires on March 30, 2002 and the OP has an annual right to request a one-year extension of the Senior Credit Facility which may be granted at the option of the lenders. The OP has requested and expects approval to extend the Facility until March 30, 2003. The Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.05% (7.24% at December 31, 1999) or the prime rate, at the OP’s option. The LIBOR spread ranges from 0.85% to 1.25% depending on the Operating Partnership’s Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding.

In November 1998, the OP obtained a $60 million term loan which expires April 2000 and bears interest on the outstanding balance at a rate equal to LIBOR plus 1.40% (7.53% at December 31, 1999). Proceeds from the loan were used to pay down borrowings under the Senior Credit Facility. The Company is currently exploring several refinancing alternatives including extension and payoff of this loan.

The Company is in the process of planning development for 2000 and beyond. At December 31, 1999, approximately 424,000 square feet of the Company’s planned 2000 development was under construction including the 232,000 square foot first phase of Allen Premium Outlets (Allen, Texas – located on US Highway 75 approximately 30 miles north of Dallas), the 104,000 square foot third phase of Leesburg Corner and expansions totaling 88,000 square feet at two other centers. These projects are under development and there can be no assurance that they will be completed or opened, or that there will not be delays in opening or completion. Excluding separately financed joint venture projects, the Company anticipates 2000 development and construction costs of $40 million to $50 million. Funding is currently expected from borrowings under the Senior Credit Facility, additional debt offerings, and/or equity offerings, except Allen Premium Outlets. In February 2000, Chelsea Allen Development L.P., a subsidiary of the Company entered into a $40 million construction loan agreement that is expected to fund approximately 75% of the costs of the Allen project. The loan, guaranteed by the OP, matures February 2003 and bears interest at LIBOR plus 1.625% .

Construction is also underway on Orlando Premium Outlets (“OPO”), a 430,000 square-foot upscale outlet center located on Interstate 4 midway between Walt Disney World/EPCOT and Sea World in Orlando, Florida. OPO is a joint venture project between the Company and Simon and is scheduled to open as a single phase in mid-2000. In February 1999, the joint venture entered into a $82.5 million construction loan agreement that is expected to fund approximately 75% of the costs of the project and as of December 31, 1999, $20.8 million was outstanding. The loan which matures March 2002 and bears interest at LIBOR plus 1.50% is 50% guaranteed by each of the Company and Simon.

In June 1999, the Company signed a definitive agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan. The joint venture, known as Chelsea Japan Co., Ltd. (“Chelsea Japan”) intends to develop its initial project in the city of Gotemba. In conjunction with the agreement, the Company contributed $1.7 million in equity. In addition, Chelsea International Operating Corp., a subsidiary of the Company entered into a 4 billion yen (US $40 million) line of credit guaranteed by the Company and OP to fund its share of construction costs. The line of credit bears interest at yen LIBOR plus 1.35% and matures April 2002. At December 31, 1999, no amounts were outstanding under the loan. In December 1999, construction began on the 220,000 square-foot first phase of Gotemba Premium Outlets with opening scheduled for mid-2000. Gotemba is located on the Tomei Expressway, approximately 60 miles west of Tokyo and midway between Mt. Fuji and the Hakone resort area. Subject to governmental and other approvals, Chelsea Japan also expects to announce a project outside Osaka, the second-largest city in Japan, to open in late 2000.

The Company has minority interests ranging from 5 to 15% in several outlet centers and outlet development projects in Europe. Two outlet centers, Bicester Village outside of London, England and La Roca Company Stores outside of Barcelona, Spain, are currently open and operated by Value Retail PLC and its affiliates. Three new European projects and expansions of the two existing centers are in various stages of development and are expected to open within the next two years. The Company’s total investment in Europe as of February 2000 is approximately $4.5 million. The Company has also agreed to provide up to $22 million in limited debt service guarantees under a standby facility for loans arranged by Value Retail PLC to construct outlet centers in Europe. The term of the standby facility is three years and guarantees shall not be outstanding for longer than five years after project completion. As of February 2000, the Company has provided limited debt service guarantees of approximately $20 million for three projects.

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

To achieve planned growth and favorable returns in both the short and long-term, the Company’s financing strategy is to maintain a strong, flexible financial position by: (i) maintaining a conservative level of leverage; (ii) extending and sequencing debt maturity dates; (iii) managing exposure to floating interest rates; and (iv) maintaining liquidity. Management believes these strategies will enable the Company to access a broad array of capital sources, including bank or institutional borrowings and secured and unsecured debt and equity offerings, subject to market conditions.

Net cash provided by operating activities was $87.6 million and $78.7 million for the years ended December 31, 1999 and 1998, respectively. The increase was primarily due to the growth of the Company’s GLA to 5.2 million square feet in 1999 from 4.9 million square feet in 1998 and receipt of payment on a non-compete receivable. Net cash used in investing activities decreased $42.2 million for the year ended December 31, 1999 compared to the corresponding 1998 period, as a result of decreased construction activity, proceeds from sale of a center and receipt of payment on a note receivable. For the year ended December 31, 1999, net cash provided by financing activities decreased by $47.0 million primarily due to higher borrowings during 1998 offset in part by the sale of preferred units in September 1999. Proceeds from the sale were used to repay borrowings under the Company’s Senior Credit Facility.

Net cash provided by operating activities was $78.7 million and $56.6 million for the years ended December 31, 1998 and 1997, respectively. The increase was primarily due to the growth of the Company’s GLA to 4.9 million square feet in 1998 from 4.3 million square feet in 1997. Net cash used in investing activities decreased $79.4 million for the year ended December 31, 1998 compared to the corresponding 1997 period, primarily as a result of the Waikele Factory Outlets acquisition in March 1997. For the year ended December 31, 1998, net cash provided by financing activities decreased by $107.1 million primarily due to borrowings for the Waikele Factory Outlets acquisition and excess capital raised for development during 1997.

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

Funds from Operations

Management believes that funds from operations (“FFO”) should be considered in conjunction with net income, as presented in the statements of operations included elsewhere herein, to facilitate a clearer understanding of the operating results of the Company. The White Paper on Funds from Operations (“FFO”) approved by the Board of Governors of NAREIT in October 1999 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes FFO in accordance with the current standards established by NAREIT which may not be comparable to FFO reported by other REIT’s that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions.

                                                                   Year Ended December 31,
                                                                        1999           1998
                                                                   -------------   ------------

Income to common shareholders before extraordinary item.......       $34,093         $17,445
Add:
  Depreciation and amortization...............................        39,716          32,486
  Amortization of deferred financing costs and depreciation
    of non-rental real estate assets..........................        (1,849)         (1,453)
  Loss on writedown of assets.................................           694          15,713
  Minority interest...........................................         9,275           3,803
  Preferred unit distribution.................................        (1,949)              -
                                                                   -------------   ------------
FFO...........................................................       $79,980         $67,994
                                                                   =============   ============
Average shares/units outstanding..............................        19,297          19,103
Dividends declared per share..................................         $2.88           $2.76

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

Item 7-A.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to changes in interest rates primarily from its floating rate debt arrangements. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move (increase) in US Treasury and LIBOR rates would adversely affect the Company’s annual interest cost by approximately $1.3 million annually.

Following is a summary of the Company's debt obligations at December 31, 1999 (in thousands):

                                             Expected Maturity Date
                         ---------------------------------------------------------
                            2000      2001    2002      2003    2004    Thereafter    Total     Fair Value
                            ----      ----    ----      ----    ----    ----------    -----     ----------
Fixed Rate Debt:               -   $99,905       -         -       -    $124,744    $224,649    $212,905
Average Interest Rate:         -     7.75%       -         -       -       7.25%       7.47%
Variable Rate Debt:      $60,000         -       -   $71,035       -          -     $131,035    $131,035
Average Interest Rate:     7.53%         -       -     7.24%       -          -        7.37%

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Items 10, 11, 12 and 13.

The required information in the following items will appear in the Company’s Proxy Statement furnished to shareholders in connection with the 2000 Annual Meeting, and is incorporated by reference in this Form 10-K Annual Report.

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

10.2

Term Loan Agreement dated November 3, 1998 among Chelsea GCA Realty Partnership, L.P., BankBoston, N.A., individually and as an agent, and other Lending Institutions listed therein. Incorporated by reference to Exhibit 10.2 to Form 10K for the year ended December 31, 1998 (“1998 10K”).

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

10.8	Contribution Agreement by and among an institutional investor and Chelsea GCA Realty Partnership, L.P. and Chelsea GCA Realty, Inc. dated September 3, 1999.

10.9	Joint Venture Agreement among Chelsea GCA Realty Partnership, L.P., Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation dated June 16, 1999.

23.1	Consent of Ernst & Young LLP.

(b)	Reports on Form 8-K. None

(c)	Exhibits See (a) 3

(d)	Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate schedule of this report.

Item 8, Item 14(a)(1) and (2) and Item 14(d)

(a)1.   Financial Statements

Form 10-K Report Page
Consolidated Financial Statements-Chelsea GCA Realty, Inc.

Report of Independent Auditors	F-1
Consolidated Balance Sheets as of December 31, 1999 and 1998	F-2
Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997	F-3
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997	F-5
Notes to Consolidated Financial Statements	F-6

(a)2 and (d) Financial Statement Schedule

Schedule III-Consolidated Real Estate and Accumulated Depreciation	F-20 and F-21

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Report of Independent Auditors

Board of Directors
Chelsea GCA Realty, Inc.

We have audited the accompanying consolidated balance sheets of Chelsea GCA Realty, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index as Item 14(a). These financial statements and schedule are the responsibility of the management of Chelsea GCA Realty, Inc. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

Ernst & Young LLP

New York, New York
February 2, 2000

                                                  Chelsea GCA Realty, Inc.
                                              Consolidated Balance Sheets
                                          (In thousands, except per share data)

                                                                                        December 31,
                                                                                   1999           1998
                                                                                   ----           ----
Assets
Rental properties:
     Land..................................................................      $ 118,494    $ 109,318
     Depreciable property..................................................        730,319      683,408
                                                                                   -------      -------
Total rental property......................................................        848,813      792,726
Accumulated depreciation...................................................       (138,221)    (102,851)
                                                                                  --------     --------
Rental properties, net.....................................................        710,592      689,875
Cash and cash equivalents..................................................          8,862        9,631
Notes receivable-related parties...........................................          2,213        4,500
Deferred costs, net........................................................         14,290       17,766
Properties held for sale...................................................          3,388        8,733
Other assets...............................................................         66,710       42,847
                                                                                    ------       ------
Total assets...............................................................      $ 806,055    $ 773,352
                                                                                 =========    =========

Liabilities and stockholders' equity
Liabilities:
     Unsecured bank debt...................................................      $ 131,035    $ 151,035
     7.75% Unsecured Notes due 2001........................................         99,905       99,824
     7.25% Unsecured Notes due 2007........................................        124,744      124,712
     Construction payables.................................................          9,277       12,927
     Accounts payable and accrued expenses.................................         27,127       19,769
     Obligation under capital lease........................................          3,233        9,612
     Accrued dividend and distribution payable.............................          3,813        3,274
     Other liabilities.....................................................         27,064       29,257
                                                                                    ------       ------
Total liabilities..........................................................        426,198      450,410

Commitments and contingencies

Minority interest..........................................................        102,561       42,551

Stockholders' equity:
     8.375% series A cumulative redeemable preferred stock, $0.01 par value, authorized 1,000 shares, issued and outstanding 1,000 shares
          in 1999 and 1998 (aggregate liquidation preference $50,000)......             10           10
     Common stock, $0.01 par value, authorized 50,000 shares,
          issued and outstanding 15,932 in 1999 and 15,608 in 1998.........            159          156
     Paid-in-capital.......................................................        347,725      339,490
     Distributions in excess of net income.................................        (70,598)     (59,265)
                                                                                   -------      -------
Total stockholders' equity.................................................        277,296      280,391
                                                                                   -------      -------
Total liabilities and stockholders' equity.................................      $ 806,055    $ 773,352
                                                                                 =========    =========

The accompanying notes are an integral part of the financial statements.

                                                      Chelsea GCA Realty, Inc.
                                                  Consolidated Statements of Income
                                                (In thousands, except per share data)

                                                                         Year ended December 31,
                                                                 1999               1998               1997
                                                                 ----               ----               ----
   Revenues:
        Base rent......................................        $98,838            $86,592            $70,693
        Percentage rent................................         15,647             13,384             10,838
        Expense reimbursements.........................         39,748             35,342             28,981
        Other income...................................          8,693              3,997              2,905
                                                                 -----              -----              -----
   Total revenues......................................        162,926            139,315            113,417

   Expenses:
        Interest.......................................         24,208             19,978             15,447
        Operating and maintenance......................         43,771             38,704             31,423
        Depreciation and amortization..................         39,716             32,486             24,995
        General and administrative.....................          4,853              4,849              3,815

        Other..........................................          2,128              2,149              2,582
                                                                 -----              -----              -----
   Total operating expenses............................        114,676             98,166             78,262

   Income from operations.............................          48,250             41,149             35,155
   Loss on writedown of assets.........................            694             15,713                  -
                                                                   ---             ------             ------
   Income before minority interest and
        extraordinary item.............................         47,556             25,436             35,155
   Minority interest...................................         (9,275)            (3,803)            (6,595)
                                                                ------             ------             ------

   Income before extraordinary item....................         38,281             21,633             28,560
   Extraordinary item-loss on early extinguishment of
        debt, net of minority interest in the amount of
        $62 in 1998 and $48 in 1997....................              -               (283)              (204)
                                                               --------              ----               ----

   Net income..........................................         38,281             21,350             28,356
   Preferred dividend requirement......................         (4,188)            (4,188)              (907)
                                                                ------             ------               ----

   Net income to common shareholders...................        $34,093            $17,162            $27,449
                                                               =======            =======            =======

   Earnings per share
   Basic:
   Income per common share before extraordinary item ..          $2.17              $1.13              $1.89
   Extraordinary item per common share.................              -              (0.02)             (0.01)
                                                                 ------             -----              -----
   Net income per common share.........................          $2.17              $1.11              $1.88
                                                                 =====              =====              =====

   Weighted average common shares outstanding..........         15,742             15,440             14,605
                                                                ======             ======             ======
   Diluted:
   Income per common share before extraordinary item ..          $2.14              $1.12              $1.86
   Extraordinary item per common share.................              -              (0.02)             (0.01)
                                                                 ------             -----              -----

   Net income per common share.........................          $2.14              $1.10              $1.85
                                                                 =====              =====              =====

   Weighted average common shares outstanding..........         15,908             15,672             14,866
                                                                ======             ======             ======

The accompanying notes are an integral part of the financial statements.

                                       Chelsea GCA Realty, Inc.
                              Consolidated Statements of Stockholders' Equity
                                  (In thousands, except per share data)

                                               Preferred  Common                Distrib. in  Total
                                               Stock At   Stock At   Paid-in-   Excess of    Stockholders'
                                               Par Value Par Value   Capital    Net Income   Equity
                                               --------- ----------  ---------  ----------   -------------

Balance December 31, 1996....................  $   -       $124      $207,910     (22,694)     $185,340
Net income...................................      -          -             -      28,356        28,356
Preferred dividend requirement...............      -          -             -        (907)         (907)
Cash distributions declared ($2.58 per common
     share of which $0.49
     represented a return of capital for
     federal income tax purposes)............      -          -             -     (38,475)      (38,475)
Exercise of stock options....................      -          -         1,205           -         1,205
Shares issued in exchange for units of the
     Operating Partnership...................      -         15        19,984           -        19,999
Sales of stock (net of costs)................     10         14        98,382           -        98,406
Shares issued through dividend
     reinvestment program....................      -          1         3,745           -         3,746
                                                 -----      -----      -----        -----         -----
Balance December 31, 1997....................     10        154       331,226                   297,670

Net income...................................        -        -             -      21,350        21,350
Preferred dividend requirement...............        -        -             -      (4,188)       (4,188)
Cash distributions declared ($2.76 per common
     share of which $0.30 represented
     a return of capital for federal income
     tax purposes)...........................        -        -             -     (42,707)      (42,707)
Exercise of stock options....................        -        -           849           -           849
Shares issued through dividend
     reinvestment program....................        -        2         7,415           -         7,417
                                                 -----      -----      -----        -----         -----
Balance December 31, 1998....................     10        156       339,490     (59,265)      280,391

Net income...................................        -        -             -      38,281        38,281
Preferred dividend requirement...............        -        -             -      (4,188)       (4,188)
Cash distributions declared ($2.88 per common
     share of which $0.86 represented a
     return of capital for federal income
     tax purposes)...........................        -        -             -     (45,426)      (45,426)
Exercise of stock options....................        -        -         1,286           -         1,286
Shares issued through dividend
     reinvestment program....................        -        3         5,987           -         5,990
Shares issued in exchange for units
     of the Operating Partnership............        -        -           903           -           903
Shares issued through Employee Stock Purchase
     Plan (net of costs).....................        -        -            59           -            59
                                                 -----      -----      -----        -----         -----

Balance December 31, 1999....................    $10       $159      $347,725    ($70,598)     $277,296
                                                 ===       ====      ========    ========      ========

The accompanying notes are an integral part of the financial statements.

                                         Chelsea GCA Realty, Inc.
                                            Consolidated Statements of Cash Flows
                                                       (In thousands)

                                                                             Year ended December 31,
                                                                     1999           1998         1997
                                                                     ----           ----         ----

Cash flows from operating activities
Net income..................................................      $38,281        $21,350      $28,356
Adjustments to reconcile net income to
  net cash provided by operating activities:
  net cash provided by operating activities:
     Depreciation and amortization..........................       39,716         32,486       24,995
     Minority interest in net income........................        9,275          3,803        6,547
     Loss on writedown of assets............................          694         15,713            -
     Proceeds from non-compete receivable...................        4,600              -            -
     Amortization of non-compete revenue....................       (5,136)          (856)           -
     Extraordinary loss on early extinguishment of debt.....            -            345          252
     Additions to deferred lease costs......................       (2,771)        (3,178)      (6,629)
     Other operating activities.............................          511            460          319
     Changes in assets and liabilities:
      Straight-line rent receivable.........................       (1,554)        (1,900)      (1,523)
      Other assets..........................................       (3,076)         1,094          287
      Accounts payable and accrued expenses.................        7,050          9,414        3,990
                                                                    -----          -----        -----
Net cash provided by operating activities...................       87,590         78,731       56,594

Cash flows from investing activities
Additions to rental properties..............................      (62,119)      (116,339)    (195,058)
Additions to deferred development costs.....................         (753)        (3,468)      (2,237)
Proceeds from sale of center................................        4,483              -            -
Loans to related parties....................................       (2,213)             -            -
Payments from related parties...............................        4,500              -            -
Additions to investments in joint ventures..................      (21,476)             -            -
Other investing activities..................................            -              -       (1,955)
                                                                    -----        -----         ------
Net cash used in investing activities.......................      (77,578)      (119,807)    (199,250)

Cash flows from financing activities
Net proceeds from sale of preferred units...................       63,315              -            -
Net proceeds from sale of common stock......................        7,335          8,287       54,951
Net proceeds from sale of preferred stock...................            -              -       48,406
Distributions...............................................      (60,752)       (56,366)     (48,791)
Debt proceeds ..............................................       49,000        154,000      261,710
Repayments of debt..........................................      (69,000)       (68,000)    (172,000)
Additions to deferred financing costs.......................         (679)        (1,695)        (855)
Other financing activities..................................            -            (57)        (113)
                                                                   ------            ---         ----
Net cash (used in) provided by financing activities.........      (10,781)        36,169      143,308

Net (decrease) increase in cash and cash equivalents........         (769)        (4,907)         652
Cash and cash equivalents, beginning of period..............        9,631         14,538       13,886
                                                                    -----         ------       ------
Cash and cash equivalents, end of period....................       $8,862         $9,631      $14,538
                                                                   ======         ======      =======

The accompanying notes are an integral part of the financial statements.

Notes to Financial Statements

1.  Organization and Basis of Presentation

Organization

Chelsea GCA Realty, Inc. (the “Company”) is engaged in the development, ownership, acquisition and operation of manufacturers’ outlet centers. As of December 31, 1999 the Company operated 19 manufacturers’ outlet centers in 11 states. The Company is a self-administered and self-managed real estate investment trust (“REIT”). The Company is the sole general partner in Chelsea GCA Realty Partnership, L.P. (the “Operating Partnership” or “OP”).

Basis of Presentation

All of the Company’s assets are held by, and all of its operations conducted through, the Operating Partnership. Due to the Company’s ability, as the sole general partner, to exercise financial and operational control over the Operating Partnership, the Operating Partnership is consolidated in the accompanying financial statements. All significant intercompany transactions and accounts have been eliminated in consolidation. The Company accounts for its non-controlling investments under the equity method. Such investments are included in other assets in the financial statements.

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

2.  Summary of Significant Accounting Principles

Rental Properties

Rental properties are presented at cost net of accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The Company uses 25-40 year estimated lives for buildings, and 15- and 5-7 year estimated lives for improvements and equipment, respectively. Expenditures for ordinary maintenance and repairs are charged to operations as incurred, while significant renovations and enhancements that improve and/or extend the useful life of an asset are capitalized and depreciated over the estimated useful life. Statement of Financial Accounting Standards No. 121 (“SFAS No. 121”), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires that the Company review real estate assets for impairment wherever events or changes in circumstances indicate that the carrying value of assets to be held and used may not be recoverable. Impaired assets are reported at the lower of cost or fair value. Assets to be disposed of are reported at the lower of cost or fair value less cost to sell.

Gains and losses from sales of real estate are recorded when title is conveyed to the buyer, subject to the buyer’s financial commitment being sufficient to provide economic substance to the sale.

Cash and Equivalents

All demand and money market accounts and certificates of deposit with original terms of three months or less from the date of purchase are considered cash equivalents. At December 31, 1999 and 1998 cash equivalents consisted of repurchase agreements which were held by one financial institution, commercial paper and “U.S.” Government agency securities which matured in January of the following year. The carrying amount of such investments approximated fair value.

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

Foreign Currency Translation

The Company conforms to the requirements of the Statement of Financial Accounting Standards No. 52 (SFAS 52) entitled “Foreign Currency Translation.” Accordingly, assets and liabilities of foreign equity investees are translated at prevailing year-end rates of exchange. Gains and losses related to foreign currency were not material for the three year period ending December 31, 1999.

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

Revenue Recognition

Leases with tenants are accounted for as operating leases. Base rent revenue is recognized on a straight-line basis over the lease term according to the provisions of the lease. Due and unpaid rents are included in other assets in the accompanying balance sheet. Certain lease agreements contain provisions for rents which are calculated on a percentage of sales and recorded on the accrual basis. These rents are accrued monthly once the required thresholds per the lease agreement are exceeded. Virtually all lease agreements contain provisions for additional rents representing reimbursement of real estate taxes, insurance, advertising and common area maintenance costs.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

   (In thousands, except per share amounts)                         1999           1998          1997
   Numerator
   Numerator for basic and diluted earnings per share -
      net income to common shareholders....................       $34,093        $17,162       $27,449

   Denominator
   Denominator for basic earnings per share - weighted
      average shares.......................................        15,742         15,440        14,605
   Effect of dilutive securities:
      Stock options........................................           166            232           261
   Denominator for diluted earnings per share - adjusted
      weighted-average shares and assumed conversions......        15,908         15,672        14,866
   Per share amounts:

      Net income - basic...................................         $2.17          $1.11         $1.88

      Net income - diluted.................................         $2.14          $1.10         $1.85

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

Concentration of Company’s Revenue and Credit Risk

Approximately 34%, 35% and 34% of the Company’s revenues for the years ended December 31, 1999, 1998 and 1997, respectively, were derived from the Company’s two centers with the highest revenues, Woodbury Common and Desert Hills. The loss of either center or a material decrease in revenues from either center for any reason may have a material adverse effect on the Company. In addition, approximately 30%, 34% and 38% of the Company’s revenues for the years ended December 31, 1999, 1998 and 1997, respectively, were derived from the Company’s centers in California, which includes Desert Hills.

Management of the Company performs ongoing credit evaluations of its tenants and requires certain tenants to provide security deposits. Although the Company’s tenants operate principally in the retail industry, there is no dependence upon any single tenant.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Minority Interest

Minority interest is comprised of the following:

o

The common unitholders’ interest in the OP which was issued in exchange for the assets contributed to the OP on November 2, 1993 and additional units exchanged for property acquisitions during 1997. The unitholders’ interest at December 31, 1999 and 1998 was 17.4% and 18.0% (3,357 units and 3,429 units), respectively. Common shares are reserved for the potential conversion of the units. Units may be exchanged for shares of the Company’s common stock on a one for one basis. Upon exchange, shares are valued at the book value of the units on the date of the exchange. During the years ended December 31, 1999, 1998 and 1997, the Company made the following distributions per unit:

                                              1999         1998        1997
               Distributions per unit         $2.88        $2.76       $2.58
               Return of capital              (0.86)       (0.30)      (0.49)
                                             --------     -------     -------
               Ordinary income                $2.02        $2.46       $2.09
                                             ========     =======     =======
o	The preferred unitholder’s interest in the OP issued in a private sale of $65 million of Series B Cumulative Redeemable Preferred Units to an institutional investor in September 1999.

o

Through June 30, 1997, the Company was the sole general partner and had a 50% interest in Solvang Designer Outlets (“Solvang”), a limited partnership. Accordingly, the accounts of Solvang were included in the consolidated financial statements of the Company. On June 30, 1997, the Company acquired the remaining 50% interest in Solvang. Solvang is not material to the operations or financial position.

Segment Information

Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“Statement 131”). Statement 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations, financial position or disclosure of segment information as the Company is engaged in the development, ownership, acquisition and operation of manufacturers’ outlet centers and has one reportable segment, retail real estate. The Company evaluates real estate performance and allocates resources based on net operating income and weighted average sales per square foot. The primary sources of revenue are generated from tenant base rents, percentage rents and reimbursement revenue. Operating expenses primarily consist of common area maintenance, real estate taxes and promotional expenses. The retail real estate business segment meets the quantitative threshold for determining reportable segments. The Company’s investment in foreign operations is not material to the consolidated financial statements.

Comprehensive Income

In 1997, the FASB issued Statement No. 130, “Reporting Comprehensive Income” (“Statement 130”) which is effective of fiscal years beginning after December 15, 1997. Statement 130 established standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. Statement 130 requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of this standard had no impact on the Company’s financial position or results of operations.

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

In December 1999, the SEC staff issued Staff Accounting Bulletin 101 (“SAB 101”), Revenue Recognition. SAB 101 discusses the SEC staff views on certain revenue recognition transactions. The Company is required to adopt SAB 101 no later than the second quarter of 2000 and any change in accounting would be recognized as a cumulative effect of a change in accounting principle as of January 1, 2000. The Company does not anticipate that the adoption of the SAB will have a material effect of its results of operations or financial position.

3.  Rental Properties

The following summarizes the carrying values of rental properties as of December 31 (in thousands):

                                                               1999             1998
                                                               ----             ----
Land and improvements................................        $266,441         $245,814
Buildings and improvements...........................         552,240          512,080
Construction-in-process..............................          19,288           25,534
Equipment and furniture..............................          10,844            9,298
                                                               ------            -----
Total rental property................................         848,813          792,726
Accumulated depreciation and amortization............        (138,221)        (102,851)
                                                             --------         --------
Total rental property, net...........................        $710,592         $689,875
                                                             ========         ========

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

4.  Waikele Acquisition

Pursuant to a Subscription Agreement dated as of March 31, 1997, the Company acquired Waikele Factory Outlets, a manufacturers’ outlet shopping center located in Hawaii. The consideration paid by the Company consisted of the assumption of $70.7 million of indebtedness outstanding with respect to the property (which indebtedness was repaid in full by the Company immediately after the closing) and the issuance of special partnership units in the Operating Partnership, having a fair market value of $0.5 million. Immediately after the closing, the Company paid a special cash distribution of $5.0 million on the special units. The cash used by the Company in the transaction was obtained through borrowings under the Company’s Credit Facilities.

The following condensed pro forma (unaudited) information assumes the acquisition had occurred on January 1, 1997:

                                                                   1997
                                                                   ----

    Total revenue....................................          $115,349

    Income to common shareholders before                         28,137
         extraordinary items.........................

    Net income to common shareholders................            27,933

    Earnings per share:
    Basic:
         Income before extraordinary items...........              $1.93
         Net income..................................              $1.91

    Diluted:
         Income before extraordinary items...........              $1.89
         Net income..................................              $1.88

5.  Deferred Costs

The following summarizes the carrying amounts for deferred costs as of December 31 (in thousands):

                                                                      1999          1998
                                                                      ----          ----

Lease costs....................................................    $19,838       $17,601
Financing costs................................................     11,557        10,879
Development costs..............................................        967         3,675
Other..........................................................      1,172         1,172
                                                                     -----         -----
Total deferred costs...........................................     33,534        33,327
Accumulated amortization.......................................    (19,244)      (15,561)
                                                                   -------       -------
Total deferred costs, net......................................    $14,290       $17,766
                                                                   =======       =======

6.  Properties Held for Sale

As of December 31, 1999, properties held for sale represented the fair value, less estimated costs to sell, of Solvang Designer Outlets (“Solvang”). As of December 31, 1998, Lawrence Riverfront Plaza was also included in properties held for sale; the property was sold on March 26, 1999.

During the second quarter of 1998, the Company accepted an offer to purchase Solvang, a 51,000 square foot center in Solvang, California, for a net selling price of $5.6 million. The center had a book value of $10.5 million, resulting in a writedown of $4.9 million in the second quarter of 1998. During the fourth quarter of 1998, the initial purchase offer was withdrawn and the Company received another offer for a net selling price of $4.0 million, requiring a further writedown of $1.6 million. In January 2000, the center was sold for a net selling price of $3.3 million resulting in an additional writedown of $0.7 million recognized in the fourth quarter of 1999. For the years ended December 31, 1999 and 1998, Solvang accounted for less than 1% of the Company’s revenues and net operating income.

Management decided to sell these two properties during 1998 as part of the Company’s long-term objective of devoting resources to and focusing on productive properties. Management determined that the time and effort necessary to support these two underperforming centers was not worth the economic benefit to the Company. Management also concluded that these centers would be more useful as office and/or residential space, which are outside the Company’s area of expertise.

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

8.  Debt

On March 30, 1998, the OP replaced its two unsecured bank revolving lines of credit, totaling $150 million (the “Credit Facilities”), with a $160 million senior unsecured bank line of credit (the “Senior Credit Facility”). The Senior Credit Facility expires on March 30, 2001 and the OP has an annual right to request a one-year extension of the Senior Credit Facility which may be granted at the option of the lenders. The OP has requested and expects approval to extend the Facility until March 30, 2003. The Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.05% (7.24% at December 31, 1999) or the prime rate, at the OP’s option. The LIBOR rate spread ranges from 0.85% to 1.25% depending on the Company’s Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. At December 31, 1999, $94 million was available under the Senior Credit Facility.

Also on March 30, 1998, the OP entered into a $5 million term loan (the “Term Loan”) which carries the same interest rate and maturity as the Senior Credit Facility. The Lender has credit committee approval to extend the Term Loan to March 30, 2003.

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

In October 1997, the Company’s OP completed a $125 million debt offering of 7.25% unsecured term notes due October 2007 (the “7.25% Notes”). The 7.25% Notes were priced to yield 7.29% to investors, 120 basis points over the 10-year U.S. Treasury rate. At December 31, 1999, in the opinion of management, the fair value of the 7.25% Notes was approximately $113 million.

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

10.  Preferred Stock

In October 1997, the Company issued 1.0 million shares of nonvoting 8.375% Series A Cumulative Redeemable Preferred Stock (the “Preferred Stock”), par value $0.01 per share, having a liquidation preference of $50.00 per share. The Preferred Stock has no stated maturity and is not convertible into any other securities of the Company. The Preferred Stock is redeemable on or after October 15, 2027 at the Company’s option. Net proceeds from the offering were used to repay borrowings under the Company’s Credit Facilities.

11.  Lease Agreements

The Company is the lessor and sub-lessor of retail stores under operating leases with term expiration dates ranging from 2000 to 2018. Most leases are renewable for five years after expiration of the initial term at the lessee’s option. Future minimum lease receipts under non-cancelable operating leases as of December 31, 1999, exclusive of renewal option periods, were as follows (in thousands):

          2000............      $99,382
          2001............       92,716
          2002............       81,106
          2003............       64,251
          2004............       45,936
          Thereafter......       89,907
                                 ------
                               $473,298
                               ========

In 1987, a Predecessor partnership entered into a lease agreement for property in California. Land was estimated to be approximately 37% of the fair market value of the property, and accordinglythe portion of the lease attributed to land is classified as an operating lease.The portion attributed to building is classified as a capital lease as the present value of payments related to the building exceeded 90% of its fair value at inception of the lease. The initial lease term is 25 years with two options of 5 and 4 1/2 years, respectively. The lease provides for additional rent based on specific levels of income generated by the property. No additional rental payments were incurred during 1999, 1998 or 1997. The Company has the option to cancel the lease upon six months written notice and six months advance payment of the then fixed monthly rent. If the lease is canceled, the building and leasehold improvements revert to the lessor. In August 1999, the Company amended its capital lease resulting in a writedown of the asset and obligation of $2.7 million and $6.0 million, respectively. The difference of $3.3 million will be recognized on a straight-line basis over the remaining term of the amended lease which ends December 2004.

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
                                    ---
                                 $5,855
                                 ======

Rental expense amounted to $0.9 million for the year ended December 31, 1999 and $1.0 million for the years ended December 31, 1998 and 1997.

Capital Lease

A leased property included in rental properties at December 31 consists of the following (in thousands):

                                                    1999              1998
                                                    ----              ----

Building.................................         $6,796            $8,621
Less accumulated amortization............         (4,830)           (3,937)
                                                  ------            ------
Leased property, net.....................         $1,966            $4,684
                                                  ======            ======

Future minimum payments under the capitalized building lease, including the present value of net minimum lease payments as of December 31, 1999 are as follows (in thousands):

          2000.................................................    $819
          2001.................................................    819
          2002.................................................    819
          2003.................................................    819
          2004.................................................    819
                                                                   ---
          Total minimum lease payments.........................  4,095
          Amount representing interest.........................   (862)
                                                                  ----
          Present value of net minimum capital lease payments.. $3,233
                                                                =======

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

In June 1999, the Company signed a definitive agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan. The joint venture, known as Chelsea Japan Co., Ltd. (“Chelsea Japan”) intends to develop its initial project in the city of Gotemba, approximately 60 miles west of Tokyo. Groundbreaking for the 220,000 square-foot first phase took place in November 1999, with opening scheduled for mid-2000. In conjunction with the agreement, the Company contributed $1.7 million in equity. In addition, an equity investee of the Company entered into a 4 billion yen (US $40 million) line of credit guaranteed by the Company and OP to fund its share of construction costs. At December 31, 1999, no amounts were outstanding under the loan.

Construction is underway on Orlando Premium Outlets (“OPO”), a 430,000 square foot 50/50 joint venture project between the Company and Simon. OPO is located on Interstate 4, midway between Walt Disney World/EPCOT and Sea World in Orlando, Florida and is scheduled to open mid-2000. In February 1999, the joint venture entered into a $82.5 million construction loan agreement that is expected to fund approximately 75% of the costs of the project. The loan is 50% guaranteed by each of the Company and Simon and as of December 31, 1999, $20.8 million was outstanding.

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

In September 1995, the Company transferred property with a book value of $4.8 million to its former President (a current unitholder) in exchange for a $4.0 million note secured by units in the Operating Partnership (the “Secured Note”) and an $0.8 million unsecured note receivable (the “Unsecured Note”). In January 1999, the Company received $4.5 million as payment in full for the two notes. The remaining $0.3 million write-off was recognized in December 1998.

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

Certain Directors and unitholders guarantee Company obligations, which existed prior to the formation of the Company, under leases for one of the properties. The Company has indemnified these parties from and against any liability which they may incur pursuant to these guarantees.

14.  Dividend Reinvestment Plan

Shareholders who own at least 100 shares of the Company’s common stock are eligible to reinvest dividends quarterly. Administration costs associated with the plan are paid by the Company.

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

The Company’s 1993 Stock Option Plan provides for an aggregate of 1.4 million authorized shares reserved for issuance. The exercise price per share of initial grants of non-qualified options will be fixed by the Compensation Committee on the date of grant. The exercise price per share of incentive stock options will not be less than the fair market value of the common stock on the date of grant, except in the case of incentive stock options granted to individuals owning more than 10% of the total voting shares of the Company. Their exercise price will be at least 110% of the fair market value at the date of grant. Non-qualified and incentive stock options are exercisable for a period of ten years from the date of grant. On the first anniversary of the grant date, 20% of the options may be exercised and an additional 20% may be exercised on or after each of the second through fifth anniversaries.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997, respectively: risk-free interest rate of 6.00% and dividend yield of 8% for both years; volatility factor of the expected market price of the Company’s common stock based on historical results of 0.164 and 0.174; and an expected life of the option of four years. The Company granted no options during 1999.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate, management believes the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands except for earnings per share information):

                                            1999          1998           1997
                                            ----          ----           ----

      Pro forma net income                 $33,853       $16,884        $27,318
      Pro forma earnings per share:
           Basic                              2.15          1.09           1.87
           Diluted                            2.13          1.08           1.84

A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                                 1997                   1998                   1999
                                                 ----                   ----                   ----
                                        Options    Wtd-avg      Options    Wtd-avg       Options    Wtd-avg
                                        (000's)    Ex. price    (000's)    Ex. price     (000's)    Ex. price
                                        -------    ---------    -------    ---------     -------    ---------

Outstanding beginning of year            839.9       $24.88      829.8       $26.16     1,061.6       $28.97
Granted                                   75.0       $37.60      280.0       $36.33          -            -
Exercised                                (52.1)      $25.29      (36.2)      $23.38       (52.4)      $23.38
Forfeited                                (33.0)      $23.88      (12.0)      $23.38          -            -
                                         -----                   -----                   ------

Outstanding end of year                  829.8       $26.16    1,061.6       $28.97     1,009.2       $29.26

Exercisable at end of year               380.8       $24.97      540.2       $25.36       695.2       $26.35

Weighted average fair value of
  options granted during the year        $2.65                   $2.35                        -

Exercise prices for options outstanding as of December 31, 1999 ranged from $23.38 to $38.69 per share. The weighted average remaining contractual life of the options was 6.1 years.

16.  Employee Stock Purchase Plan

The Company’s Board of Directors and shareholders approved an Employee Stock Purchase Plan (the “Purchase Plan”), effective July 1, 1998. The Purchase Plan covers an aggregate of 500,000 shares of common stock. Eligible employees have been in the employ of the Company or a participating subsidiary for five months or more and customarily work more than 20 hours per week. The Purchase Plan excludes employees who are “highly compensated employees” or own 5% or more of the voting power of the Company’s stock. Eligible employees will purchase shares through automatic payroll deductions up to a maximum of 10% of weekly base pay. The Purchase Plan will be implemented by consecutive three-month offerings (each an “Option Period”). The price at which shares may be purchased shall be the lower of (a) 85% of the fair market value of the stock on the first day of the Option Period or (b) 85% of the fair market value of the stock on the last day of the Option Period. As of December 31, 1999, 48 employees were enrolled in the Purchase Plan and $1,300 expense has been incurred and is included in the financial statements. The Purchase Plan will terminate after five years unless terminated earlier by the Board of Directors.

17.  401(k) Plan

The Company maintains a defined contribution 401(k) savings plan (the “Plan”), which was established to allow eligible employees to make tax-deferred contributions through voluntary payroll withholdings. All employees of the Company are eligible to participate in the Plan after completing one year of service and attaining age 21. Employees who elect to enroll in the Plan may elect to have from 1% to 15% of their pre-tax gross pay contributed to their account each pay period. As of January 1, 1998 the Plan was amended to include an employer discretionary matching contribution in an amount not to exceed 100% of each participant’s first 6% of yearly compensation to the Plan. Matching contributions of approximately $97,000 in 1999 and $150,000 in 1998 are included in the Company’s general and administrative expense.

18.  Extraordinary Item

Deferred financing costs of $0.3 million (net of minority interest of $62,000), and $0.2 million (net of minority interest of $48,000) for the years ended December 31, 1998 and 1997, respectively, were expensed as a result of early debt extinguishments, and are reflected in the accompanying financial statements as an extraordinary item.

19.  Quarterly Financial Information (Unaudited)

The following summary represents the results of operations, expressed in thousands except per share amounts, for each quarter during 1999 and 1998:

                                                     March 31      June 30   September 30      December 31
                                                     --------      ------    ------------      -----------
1999
----
Base rental revenue............................       $24,555      $24,580      $24,687          $25,016
Total revenues.................................        36,963       38,880       40,384           46,699
Income before extraordinary item to
     common shareholders.......................         7,380        7,671        8,540           10,502
Net income to common shareholders..............         7,380        7,671        8,540           10,502
Income before extraordinary item per
     weighted average common share (diluted)...         $0.47        $0.48        $0.53            $0.66
Net income per weighted average
     common share (diluted)....................         $0.47        $0.48        $0.53            $0.66
1998
----
Base rental revenue............................       $19,266      $20,815      $22,561          $23,950
Total revenues.................................        28,506       32,068       34,921           43,820
Income before extraordinary item to
     common shareholders.......................         5,682        2,112        8,104            1,547
Net income to common shareholders..............         5,682        2,112        8,104            1,264
Income before extraordinary item per
     weighted average common share (diluted)...         $0.36        $0.13        $0.52            $0.10
Net income per weighted average
     common share (diluted)....................         $0.36        $0.13        $0.52            $0.08

20.  Non-Cash Financing and Investing Activities

In December 1999, 1998 and 1997, the Company declared distributions per unit of $0.72, $0.69 and $0.69 for each year, respectively. The limited partners’ distributions were paid in January of each subsequent year.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHELSEA GCA REALTY, INC. By: /s/ Michael J. Clarke Michael J. Clarke Chief Financial Officer

Date:  September 20, 2000