Form 10-Q/A
period 2000-03-31
CHELSEA GCA REALTY INC
filed 2000-09-20
CIK 911215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to      .

Commission File No. 1-12328

CHELSEA GCA REALTY, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	22-3251332 (I.R.S. employer identification number)

103 Eisenhower Parkway, Roseland, New Jersey 07068
(Address of principal executive offices - zip code)

(973) 228-6111
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements requirements for the past 90 days Yes   X   No   .

The number of shares outstanding of the registrant’s common stock, $0.01 par value was 15,935,572 at May 8, 2000.

Chelsea GCA Realty, Inc.

Index

Part I. Financial Information

Item 1. Financial Statements (Unaudited)	Page

Condensed Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999	3

Condensed Consolidated Statements of Income for the three months ended March 31, 2000 and 1999	4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K	15

Signatures	16

Item 1. Financial Statements

                                          Chelsea GCA Realty, Inc.
                                    Condensed Consolidated Balance Sheets
                                    (In thousands, except per share data)
                                                                                March 31,       December 31,
                                                                                  2000              1999
                                                                            --------------    ---------------
                                                                              (Unaudited)           (Note 1)
Assets
Rental properties:
  Land..................................................................     $ 119,040         $ 118,494
  Depreciable property..................................................       741,442           730,319
                                                                            --------------    ---------------
Total rental property...................................................       860,482           848,813
Accumulated depreciation................................................      (147,166)         (138,221)
                                                                            --------------    ---------------
Rental properties, net..................................................       713,316           710,592
Cash and cash equivalents...............................................        20,806             8,862
Notes receivable-related party..........................................         2,201             2,213
Deferred costs, net.....................................................        13,285            14,290
Property held for sale..................................................             -             3,388
Other assets............................................................        59,229            66,710
                                                                            --------------    ---------------
Total assets............................................................     $ 808,837         $ 806,055
                                                                            ==============    ===============

Liabilities and stockholders' equity
Liabilities:
  Unsecured bank debt...................................................     $ 131,035         $ 131,035
  7.75% Unsecured Notes due 2001........................................        99,925            99,905
  Construction loan due 2003............................................         1,319                 -
  7.25% Unsecured Notes due 2007........................................       124,752           124,744
  Construction payables.................................................         9,432             9,277
  Accounts payable and accrued expenses.................................        23,977            27,127
  Obligation under capital lease........................................         3,039             3,233
  Accrued dividend and distribution payable.............................        15,862             3,813
  Other liabilities.....................................................        24,631            27,064
                                                                            --------------    ---------------
Total liabilities.......................................................       433,972           426,198

Commitments and contingencies

Minority interest.......................................................       101,683           102,561

Stockholders' equity:
  8.375% series A cumulative redeemable preferred stock, $0.01 par value, authorized 1,000 shares, issued and outstanding 1,000
  shares in 2000 and 1999 (aggregate liquidation preference $50,000)                10                10
  Common stock, $0.01 par value, authorized 50,000 shares,
  issued and outstanding 15,935 in 2000 and 15,932 in 1999..............           159               159
  Paid-in-capital.......................................................       347,782           347,725
  Distributions in excess of net income.................................       (74,769)          (70,598)
                                                                            --------------    ---------------
Total stockholders' equity..............................................       273,182           277,296
                                                                            --------------    ---------------
Total liabilities and stockholders' equity..............................     $ 808,837         $ 806,055
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
                                               (Unaudited)
                                  (In thousands, except per share data)

                                                                       2000                1999
                                                                -----------------   -----------------
Revenues:
   Base rent................................................          $26,251             $24,555
   Percentage rent..........................................            2,566               2,371
   Expense reimbursements...................................            8,774               8,192
   Other income.............................................            2,003               1,845
                                                                -----------------   -----------------
Total revenues..............................................           39,594              36,963
                                                                -----------------   -----------------

Expenses:
   Interest.................................................            5,637               6,283
   Operating and maintenance................................            9,855               9,151
   Depreciation and amortization............................           10,878               9,924
   General and administrative...............................              758               1,139
   Other....................................................              538                 418
                                                                -----------------   -----------------
Total expenses..............................................           27,666              26,915
                                                                -----------------   -----------------

Income before minority interest.............................           11,928              10,048

Minority interest...........................................           (3,101)             (1,621)
                                                                -----------------   -----------------

Net income..................................................            8,827               8,427

Preferred dividend requirement..............................           (1,047)             (1,047)
                                                                -----------------   -----------------

Net income to common shareholders...........................           $7,780              $7,380
                                                                =================   =================

Earnings per share
Basic:
Net income per common share.................................            $0.49               $0.47
Weighted average common shares outstanding..................           15,934              15,608

Diluted:
Net income per common share.................................            $0.49               $0.47
Weighted average common shares outstanding..................           16,011              15,760

  The accompanying notes are an integral part of the financial statements.

                                        Chelsea GCA Realty, Inc.
                           Condensed Consolidated Statements of Cash Flows
                          for the Three Months Ended March 31, 2000 and 1999
                                              (Unaudited)
                                             (In thousands)

                                                                        2000                1999
                                                                     -------------      -------------
Cash flows from operating activities
Net income.......................................................       $8,827              $8,427
Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization................................       10,878              9,924
    Minority interest in net income..............................        3,101              1,621
    Proceeds from non-compete receivable.........................        4,600              4,600
    Amortization of non-compete revenue..........................       (1,284)            (1,284)
    Additions to deferred lease costs............................          -                 (101)
    Other operating activities...................................          185                 29
    Changes in assets and liabilities:
      Straight-line rent receivable..............................         (401)              (335)
      Other assets...............................................        4,582              6,142
      Accounts payable and accrued expenses......................       (3,426)            (2,936)
                                                                      ------------      -------------
Net cash provided by operating activities........................       27,062             26,087
                                                                      ------------      -------------

Cash flows used in investing activities
Additions to rental properties...................................      (12,433)            (13,803)
Additions to deferred development costs..........................           89                (359)
Proceeds from sale of center.....................................        3,372               4,483
Payments from related party......................................           12               4,500
Additions to investments in joint ventures.......................       (2,180)            (13,153)
                                                                      ------------      -------------
Net cash used in investing activities............................      (11,140)            (18,332)
                                                                      ------------      -------------

Cash flows from financing activities
Distributions....................................................       (4,928)             (3,414)
Debt proceeds....................................................        1,319               4,000
Additions to deferred financing costs............................         (426)                (90)
Net proceeds from sale of common stock...........................           57                  37
                                                                      ------------      -------------
Net cash (used in) provided by financing activities..............       (3,978)                533
                                                                      ------------      -------------

Net increase in cash and cash equivalents........................       11,944               8,288
Cash and cash equivalents, beginning of period...................        8,862               9,631
                                                                      ------------      -------------
Cash and cash equivalents, end of period.........................      $20,806             $17,919
                                                                      ============      =============
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

Common ownership of the OP as of March 31, 2000 was approximately as follows:

         Company                 82.6%             15,935,000  units
         Unitholders             17.4%              3,356,000  units
                               -----------     ---------------
                     Total      100.0%             19,291,000

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

On March 31, 2000 the Financial Accounting Standards Board issued FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” an interpretation of APB Opinion No. 25. The Interpretation clarifies guidance for certain issues that arose in the application of APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The Interpretation is primarily applied prospectively to all new awards, modifications to outstanding awards, and changes in employee status after July 1, 2000. Management does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Company.

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

5. Stockholders’ Equity

Following is a statement of stockholders' equity for the three months ended March 31, 2000 (in thousands):

                                            Preferred  Common Stock              Distrib. in      Total
                                             Stock At       At        Paid-in-     Excess of  Stockholders'
                                            Par Value    Par Value     Capital    Net Income     Equity
                                            ---------    ---------     -------    ----------     ------

Balance December 31, 1999...................  $10         $159         $347,725    ($70,598)   $277,296

Net income..................................    -            -            -           8,827       8,827
Preferred dividend requirement..............    -            -            -          (1,047)     (1,047)
Cash distributions declared ($0.75 per
     common share)..........................    -            -            -         (11,951)    (11,951)
Exercise of stock options...................    -            -               50            -         50
Shares issued through Employee Stock
     Purchase Plan (net of costs)...........    -            -                7            -          7
                                             -----       -------      ----------   ----------  ---------
Balance March 31, 2000......................  $10         $159         $347,782     ($74,769)   $273,182
                                             =====       =======      ==========   ==========  =========

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

8. Dividends

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                                      Three Months Ended
                                                                            March 31,
   (In thousands, except per share amounts)                            2000            1999
   Numerator
   Numerator for basic and diluted earnings per share -
      net income to common shareholders..........................     $7,780          $7,380

   Denominator
   Denominator for basic earnings per share - weighted
      average shares.............................................     15,934          15,608
   Effect of dilutive securities:
      Stock options..............................................         77             152
   Denominator for diluted earnings per share - adjusted
      weighted-average shares and assumed conversions............     16,011          15,760
   Per share amounts:

      Net income - basic.........................................      $0.49           $0.47

      Net income - diluted.......................................      $0.49           $0.47

11. Commitments and Contingencies

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

In June 1999, the Company entered into an agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan. The joint venture, known as Chelsea Japan Co., Ltd. ("Chelsea Japan") is nearing completion of its initial project, in the city of Gotemba. In conjunction with the agreement, the Company contributed $1.7 million in equity. In addition, an equity investee of the Company entered into a 4 billion yen (US $40 million) line of credit guaranteed by the Company and OP to fund its share of construction costs. At March 31, 2000, no amounts were outstanding under the loan. In March 2000, Chelsea Japan entered into a 3.6 billion yen (US $36 million) loan with a Japanese bank to fund construction costs. As of March 31, 2000, 1.6 billion yen was outstanding. The loan is secured by the property under construction and is 40% guaranteed by the Company and the OP. In November 1999, construction began on the 220,000 square-foot first phase of Gotemba Premium Outlets with opening scheduled for mid-2000. Gotemba is located on the Tomei Expressway, approximately 60 miles west of Tokyo and midway between Mt. Fuji and the Hakone resort area. Chelsea Japan has also started construction on a second project outside Osaka, the second-largest city in Japan, to open in late 2000.

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

General Overview

From April 1, 1999 to March 31, 2000, the Company grew by increasing rent at its existing centers resulting in base rent revenue growth of $0.2 million and expanding its existing centers resulting in base rent revenue growth of $1.4 million. The Company operated 19 manufacturers’ outlet centers at March 31, 2000 and March 31, 1999. The Company’s operating gross leasable area (GLA) at March 31, 2000, increased 7.3% to 5.3 million square feet from 4.9 million square feet at March 31, 1999. Net GLA added since April 1, 1999 is detailed as follows:

                                                     12 mos ended      3 mos ended       9 mos ended
                                                       March 31,        March 31,        December 31,
                                                         2000              2000              1999
                                                     -------------     -------------     -------------
Changes in GLA (sf in 000's):

Centers expanded:
    Wrentham Village.............................           120                 -               120
    North Georgia................................           103                 -               103
    Leesburg Corner..............................            89                34                55
    Camarillo....................................            45                 -                45
    Other (net)..................................             2                 -                 2
                                                     -------------     -------------     -------------
Total centers expanded...........................           359                34               325

Net GLA added during the period..................           359                34               325

GLA at end of period.............................         5,250             5,250             5,216

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

Other income increased $0.2 million to $2.0 million for the three months ended March 31, 2000, from $1.8 million for the three months ended March 31, 1999. The increase is primarily the result of income from center ancillary operations including vending and kiosks.

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

Liquidity and Capital Resources

The Company believes it has adequate financial resources to fund operating expenses, distributions, and planned development and construction activities over the short-term, which is less than 12 months and the long-term, which is 12 months or more. Operating cash flow of $87.6 million in 1999 is expected to increase in 2000 with a full year of operations of the 340,000 square feet of GLA added during 1999 and scheduled openings of approximately 1.3 million square feet in 2000, which includes the Company’s 50% ownership share in the 430,000 square foot Orlando Premium Outlets and 40% ownership share each in the 220,000 square foot Gotemba Premium Outlets, outside Tokyo, Japan and the 175,000 square foot Rinku Premium Outlets, outside Osaka, Japan. The Company has adequate funding sources to complete and open all of its current development projects through the use of available cash of $20.8 million; construction loans for the Orlando and Allen projects up to a maximum borrowing of $82.5 million and $40.0 million, respectively; a yen-denominated line of credit totaling 4 billion yen (US $40 million) for the Company’s share of project costs in Japan; and approximately $94 million available under its Senior Credit Facility. Chelsea also has the ability to access the public markets, if market conditions become favorable, through its $175 million debt shelf registration and its $200 million equity shelf registration.

Operating cash flow is expected to provide sufficient funds for dividends and distributions in accordance with REIT federal income tax requirements. In addition, the Company anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its centers.

Common distributions declared and recorded during the three months ended March 31, 2000 were $14.5 million, or $0.75 per share or unit. The Company’s dividend payout ratio as a percentage of net income before minority interest, depreciation and amortization (exclusive of amortization of deferred financing costs (“FFO”) was 73.1% for the three months ended March 31, 2000. The Senior Credit Facility limits aggregate dividends and distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

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

In November 1998, the OP obtained a $60 million term loan which expired April 2000 and bore interest on the outstanding balance at a rate equal to LIBOR plus 1.40% (7.59% at March 31, 2000). In April 2000 a subsidiary of the Company entered into a $70 million mortgage loan secured by four of its properties which matures April 2010 and bears interest, payable quarterly, at a rate equal to LIBOR plus 1.50% or prime rate plus 1.00%. Net proceeds were used to retire the $60 million term loan and to repay borrowings under the Company’s Senior Credit Facility. This mortgage loan strengthened the Company’s balance sheet by extending and sequencing debt maturities.

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

Construction is nearly complete on Orlando Premium Outlets (“OPO”), a 430,000 square-foot upscale outlet center located on Interstate 4 midway between Walt Disney World/EPCOT and Sea World in Orlando, Florida. OPO is a joint venture project between the Company and Simon and is scheduled to open as a single phase in mid-2000. In February 1999, the joint venture entered into a $82.5 million construction loan agreement which matures March 2002 and bears interest at LIBOR plus 1.50%. The loan is 50% guaranteed by each of the Company and Simon and as of March 31, 2000, $35.4 million was outstanding.

In June 1999, the Company entered into an agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan. The joint venture, known as Chelsea Japan Co., Ltd. (“Chelsea Japan”) is nearing completion of its initial project, in the city of Gotemba. In conjunction with the agreement, the Company contributed $1.7 million in equity. In addition, an Chelsea International Operating Corp., a subsidiary of the Company entered into a 4 billion yen (US $40 million) line of credit guaranteed by the Company and OP to fund its share of construction costs. The line of credit bears interest at yen LIBOR plus 1.35% and matures April 2002. At March 31, 2000, no amounts were outstanding under the loan. In March 2000, Chelsea Japan entered into a 3.6 billion yen (US $36 million) loan with a Japanese bank to fund construction costs. As of March 31, 2000, 1.6 billion yen was outstanding. The loan is secured by the property under construction and is 40% guaranteed by the Company and the OP. In November 1999, construction began on the 220,000 square-foot first phase of Gotemba Premium Outlets with opening scheduled for mid-2000. Gotemba is located on the Tomei Expressway, approximately 60 miles west of Tokyo and midway between Mt. Fuji and the Hakone resort area. Chelsea Japan has also started construction on a second project outside Osaka, the second-largest city in Japan, to open in late 2000.

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

                                                                            Three Months Ended
                                                                                 March 31,
                                                                            2000              1999
                                                                      -------------     ------------

Net income to common shareholders ..............................          $7,780            $7,380
Add back:
  Depreciation and amortization.................................          10,878             9,924
  Amortization of deferred financing costs and depreciation
    of non-rental real estate assets............................            (508)             (435)
  Preferred unit distribution...................................          (1,462)                -
  Minority interest.............................................           3,101             1,621
                                                                      -------------     ------------
FFO.............................................................         $19,789           $18,490
                                                                      =============     ============

Average diluted shares/units outstanding........................          19,368            19,189

Dividends declared per share....................................           $0.75             $0.72

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

Following is a summary of the Company's debt obligations at March 31, 2000 (in thousands):

                                                Expected Maturity Date
                         ----------------------------------------------------------------
                                                                                                  Fair
                            2000      2001    2002      2003   2004    Thereafter     Total       Value
                            ----      ----    ----      ----   ----    ----------     -----       -----
Fixed Rate Debt:               -   $99,925       -         -      -    $124,752     $224,677    $212,905
Average Interest Rate:         -     7.75%       -         -      -       7.25%        7.47%
Variable Rate Debt:      $60,000         -       -   $72,354      -          -      $132,354    $132,354
Average Interest Rate:     7.59%         -       -     7.22%      -          -         7.39%

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