Form 10-Q
period 2000-09-30
CHELSEA GCA REALTY INC
filed 2000-11-13
CIK 911215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

or

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

The number of shares outstanding of the registrant's common stock, $0.01 par value was 15,943,596 at November 7, 2000.

Chelsea GCA Realty, Inc.

Index

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)                                       Page

         Condensed Consolidated Balance Sheets
               as of September 30, 2000 and December 31, 1999...................  3

         Condensed Consolidated Statements of Income
              for the three and nine months ended September 30, 2000 and 1999...  4

         Condensed Consolidated Statements of Cash Flows
              for the nine months ended September 30, 2000 and 1999.............  5

         Notes to Condensed Consolidated Financial Statements...................  6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................... 13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk............. 20

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K...................................... .21

Signatures...................................................................... 22

Item 1. Financial Statements

Chelsea GCA Realty, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

                                                   September 30,   December 31,
                                                       2000            1999
                                                  -------------    -------------
                                                   (Unaudited)        (Note 1)
Assets
Rental properties:
     Land........................................    $ 118,177       $ 118,494
     Depreciable property........................      782,802         730,319
                                                       -------         -------
Total rental property............................      900,979         848,813
Accumulated depreciation.........................     (165,701)       (138,221)
                                                      --------        --------
Rental properties, net...........................      735,278         710,592
Cash and cash equivalents........................       32,077           8,862
Notes receivable-related party...................        2,216           2,213
Deferred costs, net..............................       13,512          14,290
Property held for sale...........................            -           3,388
Investments in affiliates........................       47,187          25,318
Other assets.....................................       31,993          41,392
                                                        ------          ------
Total assets.....................................    $ 862,263       $ 806,055
                                                     =========       =========

Liabilities and stockholders' equity
Liabilities:
     Unsecured bank debt.........................    $   5,035       $ 131,035
     7.75% Unsecured Notes due 2001..............       99,966          99,905
     8.375% Unsecured Notes due 2005.............       49,871               -
     7.25% Unsecured Notes due 2007..............      124,768         124,744
     8.625% Unsecured Notes due 2009.............       49,896               -
     Secured bank debt...........................       84,758               -
     Construction payables.......................        9,676           9,277
     Accounts payable and accrued expenses.......       29,894          27,127
     Obligation under capital lease..............        2,844           3,233
     Accrued dividends and distributions payable.       15,869           3,813
     Other liabilities...........................       19,831          27,064
                                                        ------          ------
Total liabilities................................      492,408         426,198

Commitments and contingencies

Minority interest................................      100,779         102,561

Stockholders' equity:
     8.375% series A cumulative redeemable
     preferred stock, $0.01 par value, authorized
     1,000 shares, issued and outstanding 1,000
     shares in 2000 and 1999 (aggregate liquidation
     preference $50,000)                                    10              10
     Common stock, $0.01 par value, authorized
     50,000 shares, issued and outstanding 15,942
     in 2000 and 15,932 in 1999...................         159             159
     Paid-in-capital..............................     347,970         347,725
     Distributions in excess of net income........     (79,063)        (70,598)
                                                       -------         -------
Total stockholders' equity........................     269,076         277,296
                                                       -------         -------
Total liabilities and stockholders' equity........   $ 862,263       $ 806,055
                                                     =========       =========

The accompanying notes are an integral part of the financial statements.

Chelsea GCA Realty, Inc.
Condensed Consolidated Statements of Income
for the Three and Nine Months Ended September 30, 2000 and 1999
(Unaudited)
(In thousands, except per share data)

                                                 Three Months         Nine Months
                                             Ended September 30,  Ended September 30,
                                               2000     1999       2000      1999
                                             ------   --------   -------  -----------
Revenues:
   Base rent ...............................$26,867   $24,687    $79,726  $73,822
   Percentage rent .........................  4,063     3,700      9,812    8,715
   Expense reimbursements .................. 10,582     9,800     29,587   27,343
   Other income ............................  3,054     2,054      7,086    6,094
                                              -----     -----      -----    -----
Total revenues ............................. 44,566    40,241    126,211  115,974
                                             ------    ------    -------  -------

Expenses:
   Interest ................................  6,113     6,050     17,481   18,737
   Operating and maintenance ............... 11,793    10,668     33,132   30,027
   Depreciation and amortization ........... 10,616     9,975     31,823   29,680
   General and administrative ..............    857     1,070      2,597    3,613
   Other ...................................  1,159       728      2,324    1,846
                                              -----       ---      -----    -----
Total expenses ............................. 30,538    28,491     87,357   83,903
                                             ------    ------     ------   ------

Net operating income ....................... 14,028    11,750     38,854   32,071

Income from unconsolidated entities ........  2,199       143      2,644      253
Loss from Chelsea Interactive ..............   (530)       --       (805)      --
                                                ---      ----      -----     ----

Income before minority interest ............ 15,697    11,893     40,693   32,324

Minority interest .......................... (3,756)   (2,306)   (10,157)  (5,592)
                                             ------    ------    -------   ------

Net income ................................. 11,941     9,587     30,536   26,732

Preferred dividend ......................... (1,047)   (1,047)    (3,141)  (3,141)
                                             ------    ------    -------   ------

Net income to common shareholders ..........$10,894    $8,540    $27,395  $23,591
                                            =======    ======    =======  =======

Basic:
Net income per common share ................  $0.68     $0.54      $1.72    $1.50
Weighted average common shares outstanding.. 15,942    15,791     15,937   15,697

Diluted:
Net income per common share ................  $0.67     $0.53      $1.70    $1.48
Weighted average common shares and
  equivalents outstanding................... 16,214    15,975     16,130   15,877

The accompanying notes are an integral part of the financial statements.

Chelsea GCA Realty, Inc.
Condensed Consolidated Statements of Cash Flows
for the Nine Months Ended September 30, 2000 and 1999
(Unaudited)
(In thousands)

                                                               2000        1999
                                                             -------      ------
   Cash flows from operating activities
   Net income..............................................  $30,536     $26,732
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization.......................   31,823      29,680
       Equity-in-earnings of unconsolidated entities.......     (983)        (88)
       Minority interest in net income.....................   10,157       5,592
       Proceeds from non-compete receivable................    4,600       4,600
       Amortization of non-compete revenue.................   (3,852)     (3,852)
       Additions to deferred lease costs...................     (210)     (1,049)
       Other operating activities..........................      208         710
       Changes in assets and liabilities:
         Straight-line rent receivable.....................   (1,048)     (1,172)
         Other assets......................................    2,789      (1,078)
         Accounts payable and accrued expenses.............    2,166       1,854
                                                               -----       -----
   Net cash provided by operating activities...............   76,186      61,929
                                                              ------      ------

   Cash flows used in investing activities
   Additions to rental properties..........................  (52,699)    (42,578)
   Additions to deferred development costs.................      (91)       (269)
   Proceeds from sale of center............................    3,372       4,483
   Payments from related party.............................     -          4,500
   Advance to related party................................     -         (1,222)
   Additions to investments in affiliates..................  (20,354)     16,894)
                                                             -------      ------
   Net cash used in investing activities...................  (69,772)    (51,980)
                                                             -------     -------

   Cash flows from financing activities
   Distributions...........................................  (39,001)    (32,977)
   Net proceeds from sale of preferred units...............    -          63,340
   Debt proceeds...........................................  210,008      27,000
   Repayments of debt...................................... (151,250)    (69,000)
   Additions to deferred financing costs...................   (3,201)       (645)
   Net proceeds from sale of common stock..................      245       4,020
                                                                 ---       -----
   Net cash provided by (used in) financing activities.....   16,801      (8,262)
                                                              ------      ------

   Net increase in cash and cash equivalents...............   23,215       1,687
   Cash and cash equivalents, beginning of period..........    8,862       9,631
                                                               -----       -----
   Cash and cash equivalents, end of period................   32,077     $11,318
                                                              ======     =======

The accompanying notes are an integral part of the financial statements.

Chelsea GCA Realty, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Organization and Basis of Presentation

Chelsea GCA Realty, Inc. (the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”). The Company is the managing general partner of Chelsea GCA Realty Partnership, L.P. (the “Operating Partnership” or “OP”), an operating partnership that has interests in and provides development, leasing, marketing and management services for upscale and fashion-oriented manufacturers’ outlet centers. As of September 30, 2000, the Company had interests in 21 properties in twelve states and Japan (the “Properties”) that contained approximately 6.0 million square feet of gross leasable area (“GLA”). The Properties are located near large metropolitan areas including New York City, Los Angeles, San Francisco, Boston, Atlanta, Washington DC, and Tokyo, Japan, or at or near tourist destinations including Orlando, Honolulu, the Napa Valley, Palm Springs and the Monterey Peninsula. The Company also has a number of properties under development and expansion.

On July 19, 2000, the Company announced that through an unconsolidated subsidiary, Chelsea Interactive, Inc. (“Chelsea Interactive”), it has been developing a new technology-based e-commerce platform. This platform will provide fashion and other retail brands their own customized direct-to-the-consumer Internet online stores, incorporating e-commerce design, development, fulfillment and customer services. In consideration for such services, Chelsea Interactive will receive a percentage of each brand’s online sales.

All of the Company’s assets are held by, and all of its operations are conducted through, the OP. Due to the Company’s ability, as the sole general partner, to exercise both financial and operational control over the OP, it is consolidated in the accompanying financial statements. All significant intercompany transactions and accounts have been eliminated in consolidation.

Common ownership of the OP as of September 30, 2000 was approximately as follows:

         Company                          82.6%             15,942,000  units
         Unitholders                      17.4%              3,357,000  units
                                        -----------         ----------
                     Total               100.0%             19,299,000

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

The Company is principally engaged in the development, ownership, acquisition and operation of manufacturers’ outlet centers and has one reportable segment, retail real estate. The Company evaluates real estate performance and allocates resources based on net operating income and weighted average sales per square foot. The primary sources of revenue are generated from tenant base rents, percentage rents and reimbursement revenue. Operating expenses primarily consist of common area maintenance, real estate taxes and promotional expenses. The retail real estate business segment meets the quantitative threshold for determining reportable segments.

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

In December 1999, the SEC staff issued Staff Accounting Bulletin 101 (“SAB 101”), Revenue Recognition. SAB 101 discusses the SEC staff views on certain revenue recognition transactions. The Company is required to adopt SAB 101 no later than the fourth quarter of 2000 and any change in accounting would be recognized as a cumulative effect of a change in accounting principle as of January 1, 2000. The Company does not anticipate that the adoption of the SAB will have a significant effect on its financial position or results of operations.

Certain amounts in the prior year financial statements have been reclassified to conform to current year presentation.

2.  Property Held for Sale

As of December 31, 1999, property held for sale represented the fair value, less estimated costs to sell, of Solvang Designer Outlets. On January 4, 2000, Solvang was sold for a net selling price of $3.3 million.

3.  Investments in Affiliates

The Company holds interests in several domestic and international ventures. Non-controlling investments are accounted for under the equity method. Equity in earnings or losses of these affiliates and related management advisory, license and guarantee fees earned are included in income from unconsolidated entities and loss from Chelsea Interactive in the consolidated financial statements.

In May 1997, the Company and Simon Property Group, Inc. (“Simon”) entered into a joint venture agreement to develop and acquire high-end outlet centers in the United States. The Company and Simon agreed to be co-managing general partners, each with 50% ownership interest in the joint venture and any entities formed with respect to a specific project; the Company has primary responsibility for the day-to-day activities of each center. The first completed project, Orlando Premium Outlets (“OPO”), a 430,000 square foot 50/50 joint venture project began a phased opening at the end of May 2000. OPO is located on Interstate 4, midway between Walt Disney World/EPCOT and Sea World in Orlando. The Company also receives a fee for managing OPO based on gross revenues. The Company’s total investment in OPO as of September 30, 2000 was $13.7 million.

In June 1999, the Company entered into an agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan. The OP has a 40% interest in the joint venture, which is known as Chelsea Japan Co., Ltd. (“Chelsea Japan”). In conjunction with the agreement, the Company contributed $1.7 million in equity and will provide its share of construction financing and/or loan guarantees. Chelsea Japan opened its initial project, the 220,000 square-foot first phase of Gotemba Premium Outlets, on July 13, 2000. Gotemba is located on the Tomei Expressway, approximately 60 miles west of Tokyo and midway between Mt. Fuji and the Hakone resort area. Chelsea Japan’s second project, scheduled to open in November 2000 is Rinku Premium Outlets, a 175,000 square-foot center located outside Osaka, the second-largest city in Japan. The Company’s total investment in Japan as of September 30, 2000 was $5.0 million.

The Company has minority interests ranging from 5% to 15% in several outlet centers and outlet development projects in Europe. Outlet centers, outside of London, England, Barcelona and Madrid, Spain, are currently open and operated by Value Retail PLC and its affiliates. Three new European projects and expansions of the two existing centers are in various stages of development and are expected to open within the next two years. The Company’s total investment in Europe as of September 30, 2000 was $4.7 million.

On July 19, 2000, the Company announced that through an unconsolidated subsidiary, Chelsea Interactive, Inc. (“Chelsea Interactive”) it has been developing a new technology-based e-commerce platform. This platform will provide fashion and other retail brands their own customized direct-to-the-consumer Internet online stores, incorporating e-commerce design, development, fulfillment and customer services. In consideration for such services, Chelsea Interactive will receive a percentage of each brand’s online sales. To date, the Company has invested $22.2 million in Chelsea Interactive to build the platform and there have been no material operations.

4.  Non-Compete Agreement

In October 1998, the Company signed a definitive agreement to terminate the development of Houston Premium Outlets, a joint venture project with Simon. Under the terms of the agreement, the Company withdrew from the Houston development partnership and agreed to certain restrictions on competing in the Houston market through 2002. The Company will receive non-compete payments totaling $21.4 million from The Mills Corporation; $3.0 million was received at closing, and four annual installments of $4.6 million will be received on each January 2, 1999 through 2002. The Company was reimbursed for its share of land costs, development costs and fees related to the project. The revenue is being recognized on a straight-line basis over the term of the non-compete agreement and $3.9 million has been recognized as other income in each of the nine month periods ended September 30, 2000 and 1999.

5.  Debt

The OP has a $160 million senior unsecured bank line of credit (the “Senior Credit Facility”) and has an annual right to request a one-year extension which may be granted at the option of the lenders. The Company’s lenders have agreed to extend the Facility until March 30, 2003. The Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.05% (7.75 % at September 30, 2000) or the prime rate, at the OP’s option. The LIBOR rate spread ranges from 0.85% to 1.25% depending on the Company’s Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. The entire $160 million Senior Credit Facility was available at September 30, 2000.

The OP also has a $5 million term loan (the "Term Loan") which carries the same interest rate and maturity as the Senior Credit Facility.

In August 2000, the OP completed a $100 million private placement debt offering to institutional investors consisting of $50 million of 8.375% unsecured term notes due August 2005 (the “8.375% Notes”) and $50 million of 8.625% unsecured term notes due August 2009 (the “8.625% Notes”). The 8.375% Notes were priced to yield 8.44% to the investors at 243 basis points over the five-year U.S. Treasury Rate and the 8.625% Notes were priced to yield 8.66% to the investors at 275 basis points over the ten-year U.S. Treasury Rate. Proceeds were used to repay borrowings under the Senior Credit Facility and for general corporate purposes.

In April 2000, a wholly-owned subsidiary of the Company entered into a $70 million mortgage loan, secured by four of its properties, that matures April 2010 and bears interest at a rate equal to LIBOR plus 1.50% (8.20% at September 30, 2000) or prime rate plus 1.00%. Net proceeds were used to retire the $60 million term loan due April 30, 2000 and to repay borrowings under the Company’s Senior Credit Facility. At September 30, 2000 $69.8 million was outstanding.

In February 2000, Chelsea Allen Development L.P., a wholly-owned subsidiary of the Company, entered into a $40.0 million construction loan facility that will be used to fund the Allen Premium Outlets project. The loan, which matures February 2003, bears interest on the outstanding balance at a rate equal to LIBOR plus 1.625% (8.22% at September 30, 2000) and is guaranteed by the Company and the OP. At September 30, 2000, $15.0 million was outstanding.

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

Interest and loan costs of approximately $3.6 million and $1.8 million were capitalized as development costs during the nine months ended September 30, 2000 and 1999, respectively.

6.  Stockholders’ Equity

Following is a statement of stockholders' equity for the nine months ended September 30, 2000 (in thousands):

                                              Preferred     Common Stock                   Distrib. in        Total
                                               Stock At         At          Paid-in-       Excess of     Stockholders'
                                              Par Value     Par Value       Capital        Net Income         Equity
                                              ---------     -----------     --------       -----------   -------------

Balance December 31, 1999...........................$10           $159       $347,725       ($70,598)      $277,296

Net income........................................... -              -              -         30,536         30,536
Preferred dividend requirement....................... -              -              -         (3,141)        (3,141)
Cash distributions declared ($2.25 per
     common share)................................... -              -              -        (35,860)       (35,860)
Exercise of stock options............................ -              -            204              -            204
Shares issued through Employee Stock
     Purchase Plan (net of costs).................... -              -             41              -             41
                                                    ===           ====       ========       ========       ========
Balance September 30, 2000..........................$10           $159       $347,970       ($79,063)      $269,076
                                                    ===           ====       ========       ========       ========

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

9.  Dividends

On September 14, 2000, the Board of Directors of the Company declared a $0.75 per share dividend to shareholders of record on September 30, 2000. The dividend, totaling $12.0 million, was paid on October 16, 2000. The OP simultaneously paid a $0.75 per unit cash distribution, totaling $2.5 million, to its unitholders.

10.  Income Taxes

The Company is taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, and generally will not be subject to federal income tax to the extent it distributes at least 95% of its REIT taxable income to its stockholders and meets certain other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed taxable income. At September 30, 2000 and 1999, the Company was in compliance with all REIT requirements and was not subject to federal income taxes.

11.  Net Income Per Common Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock of 0.3 million shares for the three months ended September 30, 2000 and 0.2 million shares for the three months ended September 30, 1999 and nine months ended September 30, 2000 and 1999.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                                  Three Months Ended   Nine Months Ended
                                                                     September 30,       September 30,
(In thousands, except per share amounts)                             2000     1999      2000    1999
Numerator                                                         ---------   ----     -------  ------
Numerator for basic and diluted earnings per share -
   net income to common shareholders..........................      $10,894   $8,540   $27,395  $23,591

Denominator
Denominator for basic earnings per share - weighted
   average shares.............................................       15,942   15,791    15,937   15,697
Effect of dilutive securities:
   Stock options..............................................          272      184       193      180
Denominator for diluted earnings per share - adjusted
   weighted-average shares and assumed conversions............       16,214   15,975    16,130   15,877

Per share amounts:
   Net income - basic.........................................        $0.68    $0.54     $1.72    $1.50
   Net income - diluted.......................................        $0.67    $0.53     $1.70    $1.48

12.  Commitments and Contingencies

In February 1999, the Orlando Premium Outlets joint venture entered into an $82.5 million construction loan agreement which matures March 2002 and bears interest at LIBOR plus 1.50% (8.16% at September 30, 2000). The loan is 50% guaranteed by each of the Company and Simon and as of September 30, 2000, $51.4 million was outstanding.

In October 1999, an equity investee of the Company entered into a 4 billion yen (approximately US $40.0 million) line of credit guaranteed by the Company and OP to fund its share of Chelsea Japan’s construction costs. The line of credit bears interest at yen LIBOR plus 1.35% (1.89% at September 30, 2000) and matures April 2002. At September 30, 2000, 1.32 billion yen (approximately US $13.2 million) was outstanding under the loan. In March 2000, Chelsea Japan entered into a 3.6 billion yen (approximately US $36.0 million) loan with a Japanese bank to fund construction costs. As of September 30, 2000, 1.6 billion yen (approximately US $16.0 million) was outstanding. The loan is secured by the properties under construction and is 40% guaranteed by the Company and the OP and bears interest at 2.20%.

In November 1998, the Company agreed under a standby facility to provide up to $22 million in limited debt service guarantees for loans provided to Value Retail PLC and affiliates, to construct outlet centers in Europe. The term of the standby facility is three years and guarantees shall not be outstanding for longer than five years after project completion. As of September 30, 2000, the Company has provided guarantees of approximately $10.1 million for three projects.

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

13.  Related Party Information

During the second quarter of 1999, the OP established a $6 million secured loan facility for the benefit of certain unitholders. At September 30, 2000, loans made to two unitholders totaled $2.2 million. Each unitholder issued a note that is secured by OP units, bears interest at a rate of LIBOR plus 200 basis points per annum (8.67% at September 30, 2000), payable quarterly and is due June 2004.

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

General Overview

From October 1, 1999 to September 30, 2000, the Company grew by increasing rent at its existing centers resulting in base rent revenue growth of $2.1 million and expanding its existing centers resulting in base rent revenue growth of $3.9 million. Additionally, the Company invested in two new centers through joint ventures that added $2.3 million of net income.

The Company had an interest in 21 manufacturers’ outlet centers at September 30, 2000 compared to 19 at the end of the same quarter in the prior year. At September 30, 2000, the gross leasable area (GLA) at these centers increased 17.4% to 6.0 million square feet from 5.1 million square feet at September 30, 1999. Net GLA added since October 1, 1999 is detailed as follows:

                                              12 mos ended      9 mos ended      3 mos ended
                                              September 30,    September 30,    December 31,
                                                  2000              2000           1999
                                              -------------     -------------   ------------
Changes in GLA (sf in 000's):

New centers developed:
    Orlando Premium Outlets (50% owned).......       428            428              -
    Gotemba Premium Outlets (40% owned).......       220            220              -
                                                    ---            ---             ---
Total new centers.............................       648            648              -

Centers expanded:
    Leesburg Corner...........................        88             34             54
    Folsom....................................        54             54              -
    North Georgia.............................        45              -             45
    Camarillo.................................        45              -             45
    Other (net)...............................         1             (1)             2
                                                     ---            ----           ---
Total centers expanded........................       233             87            146

Net GLA added during the period...............       881            735            146

GLA at end of period..........................     5,951          5,951          5,216

-----------------------------------------------------------------------------------------

Results of Operations

Comparison of the three months ended September 30, 2000 to the three months ended September 30, 1999.

Income before minority interest increased $3.8 million to $15.7 million for the three months ended September 30, 2000 from $11.9 million for the three months ended September 30, 1999. Increases in revenues, primarily the result of expansions and higher rents on releasing and renewals, and net income from unconsolidated entities that commenced operations in the second and third quarters of 2000, were partially offset by the loss from Chelsea Interactive and increases in operating, maintenance, depreciation and amortization expenses.

Base rentals increased $2.2 million, or 8.8%, to $26.9 million for the three months ended September 30, 2000 from $24.7 million for the three months ended September 30, 1999 due to expansions and higher average rents on new leases and renewals.

Percentage rents increased $0.4 million, or 9.8%, to $4.1 million for the three months ended September 30, 2000, from $3.7 million for the three months ended September 30, 1999. The increase was primarily due to expansions, increased tenant sales and a larger number of tenants contributing percentage rents.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $0.8 million, or 8.0%, to $10.6 million for the three months ended September 30, 2000 from $9.8 million for the three months ended September 30, 1999, due to the recovery of operating and maintenance costs from expansions. The average recovery of reimbursable expenses was 89.7% in the third quarter of 2000, compared to 91.9% in the third quarter of 1999.

Other income increased $1.0 million to $3.1 million for the three months ended September 30, 2000, from $2.1 million for the three months ended September 30, 1999. The increase was primarily due to pad sale gains in 2000 and increased center operations income.

Interest expense was flat at $6.1 million in 2000 versus 1999. Higher interest rates in 2000 were offset by higher debt balances in 1999.

Operating and maintenance expenses increased $1.1 million, or 10.5%, to $11.8 million for the three months ended September 30, 2000 from $10.7 million for the three months ended September 30, 1999. The increase was primarily due to costs related to expansions.

Depreciation and amortization expense increased $0.6 million, or 6.4%, to $10.6 million for the three months ended September 30, 2000 from $10.0 million for the three months ended September 30, 1999. The increase was due to depreciation of expansions.

General and administrative expenses decreased $0.2 million, or 20.0%, to $0.9 million for the three months ended September 30, 2000 from $1.1 million for the three months ended September 30, 1999 primarily due to a lower accrual for deferred incentive compensation.

Other expenses increased $0.4 million to $1.1 million for the three months ended September 30, 2000 from $0.7 million for the three months ended September 30, 1999 primarily due to the write-off of development costs related to inactive projects.

Income from unconsolidated entities increased $2.1 million to $2.2 million for the three months ended September 30, 2000 from $0.1 million for the three months ended September 30, 1999. This resulted from equity-in-earnings and other fees earned from Orlando Premium Outlets, a 50% joint venture center that opened in May 2000 and from Gotemba Premium Outlets, a 40% joint venture that opened in July 2000.

Loss from Chelsea Interactive of $0.5 million for the three months ended September 30, 2000 was related to selling, general, administrative and maintenance expenses.

Comparison of the nine months ended September 30, 2000 to the nine months ended September 30, 1999.

Income before minority interest increased $8.4 million to $40.7 million for the nine months ended September 30, 2000 from $32.3 million for the nine months ended September 30, 1999. Increases in revenues, primarily the result of expansions and higher rents on releasing and renewals, and net income from unconsolidated entities that commenced operations in the second and third quarters of 2000, were partially offset by the loss from Chelsea Interactive and increases in operating, maintenance, depreciation and amortization expenses.

Base rentals increased $5.9 million, or 8.0%, to $79.7 million for the nine months ended September 30, 2000, from $73.8 million for the nine months ended September 30, 1999. The increase was primarily due to expansions and higher average rents on new leases and renewals.

Percentage rents increased $1.1 million, or 12.6%, to $9.8 million for the nine months ended September 30, 2000 from $8.7 million for the nine months ended September 30, 1999. The increase was primarily due to expansions, increased tenant sales and a large number of tenants contributing percentage rents.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $2.3 million, or 8.4%, to $29.6 million for the nine months ended September 30, 2000 from $27.3 million for the nine months ended September 30, 1999, due to the recovery of operating and maintenance costs from expansions. The average recovery of reimbursable expenses was 89.3% in 2000 compared to 91.1% in 1999.

Other income increased $1.0 million to $7.1 million for the nine months ended September 30, 2000 from $6.1 million for the nine months ended September 30, 1999. The increase was primarily due to larger pad sale gains in 2000 and increased center operations income.

Interest expense decreased $1.2 million to $17.5 million for the nine months ended September 30, 2000 from $18.7 million for the nine months ended September 30, 1999 primarily due to proceeds from the September 1999 sale of Preferred Units that were used to pay down debt balances, partially offset by higher interest rates in 2000.

Operating and maintenance expenses increased $3.1 million, or 10.3%, to $33.1 million for the nine months ended September 30, 2000 from $30.0 million for the nine months ended September 30, 1999. The increase was primarily due to costs related to expansions.

Depreciation and amortization expense increased $2.1 million, or 7.2%, to $31.8 million for the nine months ended September 30, 2000 from $29.7 million for the nine months ended September 30, 1999. The increase was primarily due to depreciation of expansions.

General and administrative expenses decreased $1.0 million to $2.6 million for the nine months ended September 30, 2000 from $3.6 million for the nine months ended September 30, 1999. The decrease was primarily due to a lower accrual for deferred incentive compensation.

Other expenses increased $0.5 million to $2.3 for the nine months ended September 30, 2000 from $1.8 million for the nine months ended September 30, 1999, primarily due to the write-off of development costs related to inactive projects.

Income from unconsolidated entities increased $2.3 million to $2.6 million for the nine months ended September 30, 2000 from $0.3 million for the nine months ended September 30, 1999. This resulted from equity-in-earnings and other fees earned from Orlando Premium Outlets, a 50% joint venture center that opened in May 2000 and from Gotemba Premium Outlets, a 40% joint venture that opened in July 2000.

Loss from Chelsea Interactive of $0.8 million for the nine months ended September 30, 2000 was related to selling, general, administrative and maintenance expenses.

Liquidity and Capital Resources

The Company believes it has adequate financial resources to fund operating expenses, distributions, and planned development and construction activities over the short term, which is less than 12 months and the long-term, which is 12 months or more. Operating cash flow of $87.6 million in 1999 is expected to increase in 2000 with a full year of operations of the 340,000 square feet of GLA added during 1999 and scheduled openings of approximately 1.3 million square feet in 2000, which includes the Company’s 50% ownership share in the 430,000 square foot Orlando Premium Outlets and 40% ownership share each in the 220,000 square foot Gotemba Premium Outlets, outside Tokyo, Japan and the 175,000 square foot Rinku Premium Outlets, outside Osaka, Japan. The Company has adequate funding sources to complete and open all of its current development projects through the use of available cash of $32.1 million; construction loans for the Orlando and Allen projects up to a maximum borrowing of $82.5 million and $40.0 million, respectively; a yen-denominated line of credit totaling 4 billion yen (approximately US $40 million) for the Company’s share of project costs in Japan; and approximately $160 million available under its Senior Credit Facility. Chelsea also has the ability to access the public markets, if market conditions become favorable, through its $600 million debt shelf registration and its $300 million equity shelf registration.

Operating cash flow is expected to provide sufficient funds for dividends and distributions in accordance with REIT federal income tax requirements. In addition, the Company anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its centers and funding requirements for Chelsea Interactive’s technology platform.

Common distributions declared and recorded during the nine months ended September 30, 2000 were $43.4 million, or $2.25 per share or unit. The Company’s dividend payout ratio as a percentage of net income before minority interest, depreciation and amortization (exclusive of amortization of deferred financing costs (“FFO”)) was 67.3% for the nine months ended September 30, 2000. The Senior Credit Facility limits aggregate dividends and distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

The OP has a $160 million senior unsecured bank line of credit (the “Senior Credit Facility”) and has an annual right to request a one-year extension which may be granted at the option of the lenders. The Company’s lenders have agreed to extend the Facility until March 30, 2003. The Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.05% (7.75% at September 30, 2000) or the prime rate, at the OP’s option. The LIBOR rate spread ranges from 0.85% to 1.25% depending on the Company’s Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. The entire $160 million Senior Credit Facility was available at September 30, 2000.

The Company’s recent debt refinancing activity strengthened the balance sheet and improved its financial flexibility and liquidity by extending and sequencing debt maturities and significantly reducing floating rate debt exposure.

In August 2000, the OP completed a $100 million private placement debt offering to institutional investors consisting of $50 million of 8.375% unsecured term notes due August 2005 (the “8.375% Notes”) and $50 million of 8.625% unsecured term notes due August 2009 (the “8.625% Notes”). The 8.375% Notes were priced to yield 8.44% to the investors at 243 basis points over the five-year U.S. Treasury Rate and the 8.625% Notes were priced to yield 8.66% to the investors at 275 basis points over the ten-year U.S. Treasury Rate. Proceeds were used to repay borrowings under the Senior Credit Facility and for general corporate purposes.

In April 2000, a wholly-owned subsidiary of the Company entered into a $70 million mortgage loan, secured by four of its properties, that matures April 2010 and bears interest at a rate equal to LIBOR plus 1.50% (8.20% at September 30, 2000) or prime rate plus 1.00%. Net proceeds were used to retire the $60 million term loan due April 30, 2000 and to repay borrowings under the Company’s Senior Credit Facility. At September 30, 2000, $69.8 million was outstanding.

In February 2000, Chelsea Allen Development L.P., a wholly-owned subsidiary of the Company, entered into a $40 million construction loan facility that will be used to fund the Allen Premium Outlets project. The loan, which matures February 2003, bears interest on the outstanding balance at a rate equal to LIBOR plus 1.625% (8.22% at September 30, 2000) and is guaranteed by the Company and the OP. At September 30, 2000, $15.0 million was outstanding.

Development activity as of September 30, 2000 includes the following projects scheduled to open during the fourth quarter of 2000 and the first quarter of 2001: the 230,000 square-foot first phase of Allen Premium Outlets (Allen, Texas); the 175,000 square-foot first phase of Rinku Premium Outlets (near Osaka, Japan), Chelsea Japan’s second project; and expansions including 125,000 square feet at Wrentham Village Premium Outlets (Wrentham, Massachusetts) and 105,000 square feet at Leesburg Corner Premium Outlets (Leesburg, Virginia). These projects are under development and there can be no assurance that they will be completed or opened, or that there will not be delays in opening or completion. All current development activity is fully financed either through project specific secured construction financing, the yen denominated line of credit or through the Senior Credit Facility. The Company will seek to obtain permanent financing once the projects are completed and income has been stabilized.

Orlando Premium Outlets began a phased opening at the end of May 2000. In February 1999, the joint venture entered into an $82.5 million construction loan agreement which matures March 2002 and bears interest at LIBOR plus 1.50% (8.16% at September 30, 2000). The loan is 50% guaranteed by each of the Company and Simon and as of September 30, 2000, $51.4 million was outstanding.

In June 1999, the Company entered into an agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan. The joint venture is known as Chelsea Japan Co., Ltd. (“Chelsea Japan”). In conjunction with the agreement, the Company contributed $1.7 million in equity. In addition, an equity investee of the Company entered into a 4 billion yen (approximately US $40.0 million) line of credit guaranteed by the Company and OP to fund its share of construction costs. The line of credit bears interest at yen LIBOR plus 1.35% (1.89% at September 30, 2000) and matures April 2002. At September 30, 2000, 1.32 billion yen (approximately US $13.2 million) was outstanding under the loan. In March 2000, Chelsea Japan entered into a 3.6 billion yen (approximately US $36.0 million) loan with a Japanese bank to fund construction costs. As of September 30, 2000, 1.6 billion yen (approximately US $16.0 million) was outstanding. The Chelsea Japan loan is secured by their properties and is 40% guaranteed by the Company and the OP and bears interest at 2.20%. Chelsea Japan opened its initial project, the 220,000 square-foot first phase of Gotemba Premium Outlets, 60 miles west of Tokyo, on July 13, 2000. Chelsea Japan’s second project, scheduled to open in November 2000 is Rinku Premium Outlets, a 175,000 square-foot center located outside Osaka, the second-largest city in Japan.

The Company has minority interests ranging from 5% to 15% in several outlet centers and outlet development projects in Europe. Outlet centers, outside of London, England, Barcelona and Madrid, Spain, are currently open and operated by Value Retail PLC and its affiliates. Three new European projects and expansions of the two existing centers are in various stages of development and are expected to open within the next two years. The Company’s total investment in Europe as of September 30, 2000 was $4.7 million. The Company has also agreed under a standby facility to provide up to $22 million in limited debt service guarantees for loans provided to Value Retail PLC and affiliates, to construct outlet centers in Europe. The term of the standby facility is three years and guarantees shall not be outstanding for longer than five years after project completion. As of September 30, 2000, the Company has provided guarantees of $10.1 million for three projects.

In July 2000, the Company announced an e-commerce venture through its affiliate, Chelsea Interactive. The Company’s investment in this venture was $22.2 million at September 30, 2000. The Board of Directors has approved funding up to $40.0 million that is expected to be provided from operating cash flow.

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

Net cash provided by operating activities increased $14.2 million for the nine months ended September 30, 2000 compared to the corresponding 1999 period, primarily due to the growth of the Company’s GLA to 6.0 million square feet in 2000 from 5.1 million square feet in 1999 and increased rent. Net cash used in investing activities increased $17.8 million for the nine months ended September 30, 2000 compared to the corresponding 1999 period, as a result of increased construction activity, equity requirements of the joint ventures and Chelsea Interactive activities offset by the receipt of payment on a note receivable in 1999. At September 30, 2000, net cash provided by financing activities increased by $25.1 million primarily due to the debt offering in August 2000, offset by higher distributions paid and increased deferred finance costs. Proceeds from the offering were used to repay borrowings under the Company’s Senior Credit Facility and for general corporate purposes.

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

                                                          Three Months Ended      Nine Months Ended
                                                            September 30,           September 30,
                                                          2000        1999      2000       1999
                                                         -------      ------    -------    ------

Net income to common shareholders ...................    $10,894      $8,540    $27,395    $23,591
Add back:
  Depreciation and amortization.(1)..................     11,481       9,975     32,688     29,680
  Amortization of deferred financing costs and
    depreciation of non-rental real estate assets....       (423)       (465)    (1,360)    (1,376)
  Preferred units distribution.......................     (1,462)          -     (4,386)         -
  Minority interest..................................      3,756       1,819     10,157      5,105
                                                           -----       -----     ------      -----
FFO..................................................    $24,246     $19,869    $64,494    $57,000
                                                         =======     =======    =======    =======
Average diluted shares/units outstanding.............     19,571      19,338     19,487     19,277
Dividends declared per share.........................      $0.75       $0.72      $2.25      $2.16
(1)	Includes the Company's share of depreciation and amortization from unconsolidated joint ventures of $865 for the three and nine months ended September 30, 2000.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to changes in interest rates primarily from its floating rate debt arrangements. The Company currently does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100-basis point adverse move (increase) in US Treasury and LIBOR rates would adversely affect the Company’s annual interest cost by approximately $0.9 million.

Following is a summary of the Company's debt obligations at September 30, 2000 (in thousands):

                                            Expected Maturity Date
                          -----------------------------------------------------
                                                                                              Fair
                          2000      2001    2002      2003   2004    Thereafter    Total     Value
                          ----      ----    ----      ----   ----    ----------    -----     -----
Fixed Rate Debt:             -   $99,966       -         -      -    $224,535    $324,501  $312,733
Average Interest Rate:       -      7.75%      -         -      -        7.80%       7.78%        -
Variable Rate Debt:          -         -       -   $20,043      -    $ 69,750    $ 89,793  $  89,793
Average Interest Rate:       -         -       -      8.10%     -        8.20%       8.18%        -
Chelsea GCA Realty, Inc.

Part II. Item 6.	Other Information Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

Chelsea GCA Realty, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHELSEA GCA REALTY, INC. By: /s/ Michael J. Clarke Michael J. Clarke Chief Financial Officer

Date:  November 13, 2000