Form 10-K
period 2000-12-31
CHELSEA PROPERTY GROUP INC
filed 2001-03-26
CIK 911215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000

OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

Commission File No. 1-12328

CHELSEA PROPERTY GROUP, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	22-3251332 (I.R.S. Employer Identification No.)

103 Eisenhower Parkway, Roseland, New Jersey 07068
(Address of principal executive offices - zip code)

(973) 228-6111
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common stock, $0.01 par value	Name of each exchange on which registered New York Stock Exchange

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

Yes   X   No  ___

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Based on the closing sales price on March 8, 2001 of $42.25 per share the aggregate market value of the voting stock held by non-affiliates of the registrant was $674,090,723.

The number of shares outstanding of the registrant's common stock, $0.01 par value was 16,074,625 at March 8, 2001.

Documents incorporated by reference:

Portions of the registrant's definitive Proxy Statement relating to its 2001 Annual Meeting of Shareholders are incorporated by reference into Part III as set forth herein.

PART I

Item 1. Business

The Company

Chelsea Property Group, Inc. (the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”). The Company made its initial public offering of common stock on November 2, 1993 (the “IPO”) and simultaneously became the managing general partner of CPG Partners, L.P. (the “Operating Partnership” or “OP”), a partnership that specializes in owning, developing, redeveloping, leasing, marketing and managing upscale and fashion-oriented manufacturers’ outlet centers. As of December 31, 2000, the Company wholly or partially owned 27 centers in 15 states and Japan containing approximately 8.2 million square feet of gross leasable area represented by more than 600 tenants in approximately 2,100 stores. The Company’s centers generally are located near metropolitan areas which have a population of at least one million people within a 30-mile radius, with average annual household income of greater than $50,000 or at or within 20 miles of major tourist destinations. The Company’s existing portfolio includes properties in or near New York City, Los Angeles, Boston, Washington, D.C., San Francisco, Sacramento, Cleveland, Atlanta, Dallas, Portland (Oregon), Tokyo and Osaka, Japan, or at or near tourist destinations including Palm Springs, the Napa Valley, Orlando, and Honolulu (the “Properties”). During 2000, the Company’s 21 domestic centers (excluding the four 49%-owned centers acquired on December 22, 2000; see “Recent Developments”) generated weighted average tenants sales of $400 per square foot. Weighted average tenants sales equals total sales reported by tenants divided by their gross leasable area weighted by months in operation.

Effective January 1, 2001, Chelsea GCA Realty, Inc. changed its name to Chelsea Property Group, Inc. and Chelsea GCA Realty Partnership, L.P. changed its name to CPG Partners, L.P. The Company's executive offices are located at 103 Eisenhower Parkway, Roseland, New Jersey 07068 (telephone 973-228-6111). The Company was incorporated in Maryland on August 24, 1993.

The Company is taxed as a REIT under the provisions of the Internal Revenue Code. The Company generally will not be taxed at the corporate level on income it currently distributes to its shareholders, provided it distributes at least 95% of its taxable income in 2000 and 90% in 2001 and beyond.

Recent Developments

On December 22, 2000, in partnership with Fortress Registered Investment Trust, the Company acquired four manufacturers’ outlet centers from a competitor. The Company provides the operating management, leasing and marketing services for the centers and receives a management fee. The Company has a 49% economic interest in the four centers, which contain approximately 1.6 million square feet of GLA and consist of Prime Outlets at Gilroy, a 577,000 square-foot center in Gilroy, California (San Jose/ Silicon Valley region); Prime Outlets at Michigan City, a 491,000 square-foot center in Michigan City, Indiana (50 miles east of Chicago); Prime Outlets at Waterloo, a 392,000 square-foot center in Waterloo, New York (Finger Lakes region); and Prime Outlets at Kittery, a 131,000 square-foot grouping of outlets in Kittery, Maine. The four centers were 99% leased, with tenant sales averaging $327 per square foot during the 12 months ended December 31, 2000. The total cost of the purchase was approximately $240 million, including the assumption of approximately $174 million of 6.99% fixed rate non-recourse mortgage debt maturing in 2008.

Between January 1, 2000 and December 31, 2000, the Company added approximately 2.9 million square feet of GLA to its portfolio as a result of acquiring the 49% interest in four properties comprising 1.6 million square feet of GLA; expanding three existing wholly-owned centers by a total of 300,000 square feet of GLA; and opening four newly developed centers comprising 1.0 million square feet of GLA. The first phases of two of the new properties, Gotemba Premium Outlets and Rinku Premium Outlets, located outside of Tokyo and Osaka, Japan, respectively, comprising 400,000 square feet of GLA, were developed by the Company’s 40%-owned joint venture, Chelsea Japan Co., Ltd. The third new property, Orlando Premium Outlets, a 428,000 square foot single-phase center, located in Orlando, Florida, is 50%-owned through a joint venture partnership with Simon Property Group, Inc. The first phase of the fourth new property, Allen Premium Outlets, located north of Dallas, Texas contains 206,000 square feet of GLA and is wholly-owned by the Company.

The following table sets forth a summary of new centers, expansions and acquisitions from January 1 through December 31, 2000:

                                                           GLA        Number
Property                          % Owned     Date(1)    (Sq. Ft.)    of Stores    Tenants(2)
--------                          ----------  ----------  -----------  ----------  --------------------------

As of January 1, 2000............  100                    5,216,000      1,364

New centers:
 Orlando Premium Outlets,........   50         5/00         428,000        113    Brooks Brothers, Donna
  Orlando, Fl                                                                     Karan, Nike, Polo Ralph
                                                                                  Lauren, Tommy Hilfiger

Gotemba Premium Outlets,.........   40         7/00         220,000         78    Brooks Brothers, GAP, Nike
 Gotemba, Japan

Allen Premium Outlets,...........  100        10/00        206,000         48    Barneys, Liz Claiborne, Polo
 Allen, TX                                                                       Ralph Lauren, Tommy Hilfiger

Rinku Premium Outlets,...........   40         11/00        180,000         71    Brooks Brothers, GAP, Nike
 Izumisano, Japan
                                                         -----------  ----------
Total new centers:                                        1,034,000        310

Expansions:
Leesburg Corner Premium Outlets,    100      3/ &12/00         138,000     30    Eddie Bauer, Old Navy
 Leesburg, VA

Wrentham Village Premium Outlets,   100        12/00        127,000         33   Hugo Boss, Nike, Polo Ralph
 Wrentham, MA                                                                    Lauren

Folsom Premium Outlets,.........    100        5/00          54,000         12   Eddie Bauer
 Folsom, CA

Other (net).....................                             (1,000)         4
                                                           -----------  ----------
Total expansions:                                           318,000         79

Acquisitions:
Gilroy Premium Outlets,.........    49         12/00        577,000         141  Eddie Bauer, Esprit, GAP,
 Gilroy, CA                                                                      Nike, Polo Ralph Lauren,
                                                                                 Timberland

Lighthouse Place Premium Outlets,   49         12/00        491,000         122  Eddie Bauer, GAP, Polo Ralph
 Michigan City, IN                                                               Lauren, Tommy Hilfiger

Waterloo Premium Outlets,.......    49         12/00        392,000        100   Eddie Bauer, GAP, J. Crew,
 Waterloo, NY                                                                    Polo Ralph Lauren

Kittery Premium Outlets,........    49         12/00        131,000         25   Crate & Barrel, GAP,
 Kittery, ME                                                                     J Crew, Lenox, Old Navy,
                                                                                 Polo Ralph Lauren
                                                         -----------  ----------
Total acquisitions:..............                         1,591,000        388
                                                         -----------  ----------
Total for 2000...................                         2,943,000        777
                                                         -----------  ----------
As of December 31, 2000..........                         8,159,000      2,141
                                                         ===========  ==========

________________________

(1)  Opening, expansion or acquisition date.
(2)  Consists of tenants who lease approximately 5,000 square feet of
     GLA and have estimated sales of more than $300 per square foot.
     Most tenants pay a fixed base rent based on the square feet leased and also pay a percentage rent based on sales.

The most recent newly developed or expanded centers are discussed below:

Orlando Premium Outlets, Orlando, Florida, Orlando Premium Outlets, a 428,000 square foot center containing 113 stores, opened in a single phase in May 2000. The center is located on Interstate 4 midway between Walt Disney World/EPCOT and Sea World. Orlando welcomes over 40 million visitors annually including travelers from Europe, South America and the Far East.

Gotemba Premium Outlets, Gotemba, Japan. Gotemba Premium Outlets, a 220,000 square foot center containing 78 stores, opened its initial phase in July 2000. The center is located on the Tomei Expressway, approximately 60 miles west of Tokyo and midway between Mt. Fuji and the Hakone resort area. These two tourist destinations attract 37 million people annually. The populations within a 35-mile and 65-mile radius are approximately 5.0 million and 31.2 million, respectively.

Allen Premium Outlets, Allen, Texas. Allen Premium Outlets, a 206,000 square foot center containing 48 stores, opened its initial phase in October 2000. The center is located approximately 30 miles north of Dallas on US Highway 75. The populations within a 30-mile, 60-mile and 100-mile radius are approximately 2.4 million, 4.9 million and 5.8 million, respectively. Average household income within a 30-mile radius is approximately $67,000.

Rinku Premium Outlets, Izumisano, Japan. Rinku Premium Outlets, a 180,000 square foot center containing 71 stores, opened its initial phase in November 2000. The center is located 45 miles south of Osaka near Kansai International Airport. The populations within a 35-mile and 65-mile radius are approximately 12.0 million and 19.1 million, respectively.

Leesburg Corner Premium Outlets, Leesburg, Virginia. Leesburg Corner Premium Outlets, a 463,000 square foot center containing 103 stores, opened in three phases, in October 1998, November 1999 and December 2000. The center is located 35 miles northwest of Washington, DC at the intersection of Routes 7 and 15. The populations within a 30-mile, 60-mile and 100-mile radius are approximately 2.2 million, 7.3 million and 10.0 million, respectively. Average household income within a 30-mile radius is approximately $89,000.

Wrentham Village Premium Outlets, Wrentham, Massachusetts. Wrentham Village Premium Outlets, a 601,000 square foot center containing 158 stores, opened in four phases in October 1997, May 1998, May 1999 and December 2000. The center is located near the junction of Interstates 95 and 495 between Boston and Providence. The populations within a 30-mile, 60-mile and 100-mile radius are approximately 3.6 million, 6.9 million and 10.4 million, respectively. Average household income within a 30-mile radius is approximately $61,000.

Folsom Premium Outlets, Folsom, California. Folsom Premium Outlets, a 299,000 square foot center containing 80 stores opened in five phases in March 1990, December 1996, June 1997, April 1998 and April 2000. The center is located approximately 20 miles east of Sacramento. The populations within a 30-mile, 60-mile and 100-mile radius are approximately 1.6 million, 2.9 million and 9.7 million, respectively. Average household income within a 30-mile radius is approximately $55,000.

The Company has started construction on additional phases of Allen Premium Outlets totaling 209,000 square feet. This project, and others, are in various stages of development and there can be no assurance they will be completed or opened, or that there will not be delays in opening or completion.

On July 19, 2000, the Company announced that through an unconsolidated investment, Chelsea Interactive, Inc., (“Chelsea Interactive”) it has been developing a new technology-based e-commerce platform. This platform will provide fashion and other retail brands with their own customized direct-to-the-consumer Internet online store, incorporating e-commerce design, development, fulfillment and customer services. In consideration for such services, Chelsea Interactive will receive a percentage of each brand’s online sales. To date, the Company has invested approximately $30 million in Chelsea Interactive to build the platform. There is no assurance that this concept will be successful or the future impact this will have on the Company’s financial condition or results of operations.

Strategic Alliance and Joint Ventures

In June 1999, the Company signed a definitive agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan. The joint venture, known as Chelsea Japan Co., Ltd. (“Chelsea Japan”) developed its initial projects in the cities of Gotemba and Izumisano, outside of Tokyo and Osaka, respectively. Subject to governmental and other approvals, Chelsea Japan expects to announce additional projects during 2001.

In May 1997, the Company announced the formation of a strategic alliance with Simon to develop and acquire high-end outlet centers with GLA of 500,000 square feet or more in the United States. The Company and Simon are co-managing general partners, each with 50%-ownership of the joint venture and any entities formed with respect to specific projects; the Company will have primary responsibility for the day-to-day activities of each project. Simon is one of the largest publicly traded real estate companies in North America as measured by market capitalization, and at February 2001 owned, had an interest in and/or managed approximately 191 million square feet of retail and mixed-use properties in 36 states and Europe.

The Company announced in October 1998 that it sold its interest in and terminated the development of Houston Premium Outlets, a joint venture project with Simon. Under the terms of the agreement, the Company will receive non-compete payments totaling $21.4 million from The Mills Corporation; $3.0 million was received at closing, and three of four annual installments of $4.6 million have been received timely. The final installment is due on January 2, 2002.

The Company has made several recent investments through joint ventures with others. Joint venture investments may involve risks not otherwise present for investments solely by the Company, including the possibility its co-venturers might become bankrupt, its co-venturers might at any time have different interests or goals than the Company, and that the co-venturers may take action contrary to the Company’s instructions, requests, policies or objectives, including its policy with respect to maintaining the qualification of Chelsea Property Group, Inc. as a REIT. Other risks of joint venture investments include impasse on decisions, such as a sale, because neither its co-venturer nor the Company would have full control over the joint venture. There is no limitation under the Company’s organizational documents as to the amount of funds that may be invested in partnerships or joint ventures.

Organization of the Company

Virtually all of the Company’s assets are held by, and all of its business activities conducted through, the Operating Partnership. The Company is the sole general partner of the Operating Partnership (which owned 82.7% in the Operating Partnership as of December 31, 2000) and has full and complete control over the management of the Operating Partnership and each of the Properties, excluding joint ventures.

The Manufacturers’ Outlet Business

Manufacturers’ outlets are manufacturer-operated retail stores that sell primarily first-quality, branded goods at significant discounts from regular department and specialty store prices. Manufacturers’ outlet centers offer numerous advantages to both consumer and manufacturer; by eliminating the third party retailer, manufacturers are often able to charge customers lower prices for brand name and designer merchandise; manufacturers benefit by being able to sell first quality in-season, as well as out-of-season, overstocked or discontinued merchandise without compromising their relationships with department stores or hampering the manufacturers’ brand name. In addition, outlet stores enable manufacturers to optimize the size of production runs while maintaining control of their distribution channels.

Business Strategy

The Company believes its strong tenant relationships, high-quality property portfolio and managerial expertise give it significant advantages in the manufacturers’ outlet business.

Strong Tenant Relationships. The Company maintains strong tenant relationships with high-fashion, upscale manufacturers that have a selective presence in the outlet industry, such as Armani, Brooks Brothers, Chanel, Coach Leather, Cole-Haan, Donna Karan, Gap/Banana Republic, Gucci, Jones New York, Nautica, Polo Ralph Lauren, Tommy Hilfiger and Versace, as well as with national brand-name manufacturers such as Adidas, Carter’s, Nike, Phillips-Van Heusen (Bass, Izod, Gant, Van Heusen) and Timberland. The Company believes that its ability to draw from both groups is an important factor in providing broad customer appeal and higher tenant sales.

High Quality Property Portfolio. The Company’s 21 domestic centers (excluding the four 49%-owned centers acquired on December 22, 2000) generated weighted average reported tenant sales during 2000 of $400 per square foot, the highest among the three publicly traded outlet companies. As a result, the Company has been successful in attracting some of the world’s most sought-after brand-name designers, manufacturers and retailers and each year has added new names to the outlet business and its centers. The Company believes that the quality of its centers gives it significant advantages in attracting customers and negotiating multi-lease transactions with tenants.

Management Expertise. The Company believes it has a competitive advantage in the manufacturers’ outlet business as a result of its experience in the business, long-standing relationships with tenants and expertise in the development and operation of manufacturers’ outlet centers. Management developed a number of the earliest and most successful outlet centers in the industry, including Liberty Village Premium Outlets (one of the first manufacturers’ outlet centers in the U.S.) in 1981, Woodbury Common Premium Outlets in 1985 and Desert Hills Premium Outlets in 1990. Since the IPO, the Company has added significantly to its senior management in the areas of development, leasing and property management without increasing general and administrative expenses as a percentage of total revenues; additionally, the Company intends to continue to invest in systems and controls to support the planning, coordination and monitoring of its activities.

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

Developing New Centers and Expanding Existing Centers. The Company believes that there continue to be significant opportunities to develop manufacturers’ outlet centers across the United States and internationally. The Company intends to undertake such development selectively, and believes that it will have a competitive advantage in doing so as a result of its development expertise, tenant relationships and access to capital. The Company expects that the development of new centers and the expansion of existing centers will continue to be a substantial part of its growth strategy. The Company believes that its development experience and strong tenant relationships enable it to determine site viability on a timely and cost-effective basis. However, there can be no assurance that any development or expansion projects will be commenced or completed as scheduled.

International Development. The Company intends to develop, own and operate premium outlet centers in Japan through its joint venture company, Chelsea Japan Co., Ltd. Chelsea Japan has developed its first two outlet centers, one in Gotemba, located outside Tokyo, and the other in Izumisano, outside Osaka, Japan. The Company believes that there are significant opportunities to develop manufacturers’ outlet centers in Japan and intends to pursue these opportunities as viable sites are identified.

The Company has minority interests ranging from 5 to 15% in several outlet centers and outlet development projects in Europe. Four outlet centers, containing approximately 500,000 square feet of GLA, including Bicester Village outside of London, England, La Roca Company Stores outside of Barcelona, Spain, Las Rozas Village outside Madrid, Spain and La Vallee near Disneyland Paris are currently open and operated by Value Retail PLC and its affiliates. There is more new center development planned and one new European project is under construction and expected to open by the end of 2001.

Acquiring and Redeveloping Centers. The Company intends to selectively acquire individual properties and portfolios of properties that meet its strategic investment criteria as suitable opportunities arise. The Company believes that its extensive experience in the outlet center business, access to capital markets, familiarity with real estate markets and advanced management systems will allow it to evaluate and execute its acquisition strategy successfully. Furthermore, management believes that the Company will be able to enhance the operation of acquired properties as a result of its strong tenant relationships with both national and upscale fashion retailers; and development, marketing and management expertise as a full-service real estate organization. Additionally, the Company may be able to acquire properties on a tax-advantaged basis through the issuance of Operating Partnership units. However, there can be no assurance that any acquisitions will be consummated or, if consummated, will result in an advantageous return on investment for the Company.

Operating Strategy

The Company’s primary business objective is to enhance the value of its properties and operations by increasing cash flow. The Company plans to achieve these objectives through continuing efforts to improve tenant sales and profitability, and to enhance the opportunity for higher base and percentage rents.

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

Property Design and Management. The Company believes that effective property design and management are significant factors in the success of its properties and works continually to maintain or enhance each center’s physical plant, original architectural theme and high level of on-site services. Each property is designed to be compatible with its environment and is maintained to high standards of aesthetics, ambiance and cleanliness in order to promote longer visits and repeat visits by shoppers. Of the Company’s 473 full-time and 125 part-time employees, 361 full-time and 123 part-time employees are involved in on-site maintenance, security, administration and marketing. Centers are generally managed by an on-site property manager with oversight from a regional operations director.

Financing

The Company seeks to maintain a strong, flexible financial position by: (i) maintaining a moderate level of leverage, (ii) extending and sequencing debt maturity dates, (iii) managing floating interest rate exposure and (iv) maintaining liquidity. Management believes these strategies will enable the Company to access a broad array of capital sources, including bank or institutional borrowings, secured and unsecured debt and equity financings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Personnel

As of December 31, 2000, the Company had 473 full-time and 125 part-time employees. None of the employees are subject to any collective bargaining agreements, and the Company believes it has good relations with its employees.

Item 2. Properties

The Company’s existing portfolio consists of upscale, fashion-oriented manufacturers’ outlet centers located in or near New York City, Los Angeles, Boston, Washington, D.C., San Francisco, Sacramento, Cleveland, Atlanta, Dallas, Portland (Oregon), Tokyo and Osaka, Japan, or at or near tourist destinations including Palm Springs, the Napa Valley, Orlando, and Honolulu (the “Properties”). The Properties were 98% leased as of December 31, 2000 and contained approximately 2,100 stores with more than 600 different tenants. As of December 31, 2000, the Company had 27 operating outlet centers in 15 states and Japan containing approximately 8.2 million square feet of gross leasable area. Of the 27 operating centers, 20 are owned 100% (19 in fee and one under a long-term lease); and seven are partially owned through joint ventures (four in fee and three under long-term leases). The Company manages all 25 of its United States centers and Chelsea Japan Co., Ltd., a 40%-owned joint venture, manages the two centers in Japan.

The Company believes the Properties are adequately covered by insurance.

The Company does not consider any single store lease to be material; no individual tenant, combining all of its store concepts, accounts for more than 5% of the Company’s gross revenues or total GLA; and only one tenant occupies more than 4% of the Company’s total GLA. As a result, and considering the Company’s past success in re-leasing available space, the Company believes the loss of any individual tenant would not have a significant effect on future operations.

Approximately 23% and 24% of the Company’s revenues for the years ended December 31, 2000 and 1999, respectively, were derived from the Company’s center with the highest revenues, Woodbury Common Premium Outlets. The loss of this center or a material decrease in revenues from the center for any reason might have a material adverse effect on the Company. In addition, approximately 28% and 30% of the Company’s revenues for the years ended December 31, 2000 and 1999, respectively, were derived from the Company’s eight centers in California.

Woodbury Common Premium Outlets contributed more than 10% of the Company’s aggregate gross revenues during 2000 and had a book value of more than 10% of the total assets of the Company at year-end 2000. No tenant at this center leases more than 10% of the center’s GLA. The following chart shows certain information for Woodbury Common.

                                                           Avg. Annual
Fiscal                                  Occupancy              Rent
Year                                       Rate             per sq ft
----
                                      ---------------     ---------------
1996................................       98.8%               $27.74
1997................................      100.0                 31.42
1998................................      100.0                 33.16
1999................................       99.5                 35.61
2000................................      100.0                 38.55

Woodbury Common Premium Outlets opened in four phases in 1985, 1993, 1995 and 1998 and contains 841,000 square feet of GLA. As of December 31, 2000, the center was leased to 214 tenants. Woodbury Common is located approximately 50 miles north of New York City at the Harriman exit of the New York State Thruway. The populations within a 30-mile, 60-mile and 100-mile radius are approximately 2.5 million, 17.3 million and 25.2 million, respectively. Average household income within the 30-mile radius is approximately $83,000.

The following table shows lease expiration data as of December 31, 2000 for Woodbury Common Premium Outlets for the next ten years (assuming that none of the tenants exercise renewal options).

                                                    Contractual                            % of Annual
                                                Base Rents ("CBR")            No. of         "CBR"
                                         ----------------------------------  Leases       Represented by
Expiration Year               GLA           per sq ft           Total        Expiring     Expiring Leases
---------------            ------------  ----------------  ---------------- -----------  -------------------
2001.......................  68,023           $26.52          $1,822,000         21            6.9%
2002.......................  47,405            25.92           1,229,000         14            4.7
2003....................... 270,288            32.52           8,791,000         65           33.4
2004.......................  35,415            30.60           1,084,000         11            4.1
2005....................... 118,265            33.92           4,012,000         29           15.3
2006.......................  14,291            37.19             532,000          7            2.0
2007.......................  32,997            39.42           1,301,000         11            4.9
2008....................... 124,919            32.26           4,030,000         24           15.3
2009.......................  48,337            41.45           2,004,000         16            7.6
2010.......................  40,213            36.76           1,478,000         12            5.6

Depreciation on Woodbury Common Premium Outlets is calculated using the straight line method over the estimated useful life of the real property and land improvements which ranges from 10 to 40 years. At December 31, 2000, the Federal tax basis in this center was $125.6 million.

The realty tax rate on Woodbury Common Premium Outlets is approximately $4.97 per $100 of assessed value. Estimated 2001 taxes are $3.3 million.

Set forth in the table below is certain property information as of December 31, 2000:

                                           Year       GLA         No. of
Name/Location                             Opened     (Sq. Ft.)   Stores     Tenants
---------------------------------------    ---------  ----------  ---------  --------------------------------------------

Woodbury Common Premium Outlets.......     1985        841,000       214     Brooks Brothers, Calvin Klein,
  Central  Valley, NY (New York City                                         Coach Leather, GAP, Gucci,
  metro area)                                                                Last Call Neiman Marcus, Polo
                                                                             Ralph Lauren

Wrentham Village Premium Outlets......     1997        601,000       158     Brooks Brothers, Calvin Klein, Donna
 Wrentham, MA  (Boston/Providence metro                                      Karan, GAP, Polo Jeans Co., Sony,
 area)                                                                       Versace

Gilroy Premium Outlets................     1990 (1)    577,000       141     Brooks Brothers, Eddie Bauer, Esprit,
  Gilroy, CA (40 miles south of San Jose)                                    GAP, J Crew, Liz Claiborne, Nike,
                                                                             Polo, Timberland, Vanity Fair

North Georgia Premium Outlets.........     1996        537,000       135     Brooks Brothers, Donna Karan, GAP,
  Dawsonville, GA (Atlanta metro area)                                       Nautica, Off 5th-Saks Fifth Avenue,
                                                                             Williams-Sonoma

Lighthouse Place Premium Outlets......     1987 (1)    491,000       122     Burberry, Coach, Donna Karan,
  Michigan City, IN (50 miles east of                                        Eddie Bauer, Esprit, GAP, Liz
  Chicago)                                                                   Claiborne, Polo, Speigel, Tommy
                                                                             Hilfiger

Desert Hills Premium Outlets..........     1990        475,000       121     Burberrys, Coach Leather, Giorgio
  Cabazon, CA (Palm Springs-Los Angeles                                      Armani, Gucci, Nautica, Polo
  area)                                                                      Ralph Lauren, Tommy Hilfiger

Leesburg Corner Premium Outlets.......     1998        463,000       103     Banana Republic, Brooks Brothers, GAP,
  Leesburg, VA (Washington DC area)                                          Donna Karan, Off 5th-Saks Fifth Avenue

Camarillo Premium Outlets.............     1995        454,000       124     Ann Taylor, Barneys New York, Bose,
  Camarillo, CA (Los Angeles metro area)                                     Cole-Haan, Donna Karan,  Jones NY,
                                                                             Off 5th-Saks Fifth Avenue

Orlando Premium Outlets...............     2000 (2)    428,000       113     Brooks Brothers, Burberry, Cole-Haan,
  Orlando, FL (between Disney World &                                        Donna Karan, Nike, Polo, Reebok,
  Epcot)                                                                     Tommy Hilfiger, Versace

Waterloo Premium Outlets..............     1995 (1)    392,000       100     Brooks Brothers, Coach, Eddie Bauer,
  Waterloo, NY (Finger Lakes Region)                                         Esprit, GAP, J Crew, Liz Claiborne,
                                                                             Nautica, Polo, Vanity Fair

Folsom Premium Outlets................     1990        299,000        80     Bass, Donna Karan, GAP, Liz Claiborne,
  Folsom, CA (Sacramento metro area)                                         Nike, Off 5th-Saks Fifth Avenue

Aurora Premium Outlets................     1987        297,000        69     Ann Taylor, Bose, Brooks Brothers,
  Aurora, OH (Cleveland metro area)                                          Liz Claiborne, Off 5th-Saks Fifth Avenue,
                                                                             Polo Ralph Lauren

Clinton Crossing Premium Outlets......     1996        272,000        67     Coach Leather, Crate & Barrel,
  Clinton, CT (I-95/NY-New England                                           Donna Karan, GAP, Off 5th-Saks Fifth
  corridor)                                                                  Avenue, Polo Ralph Lauren

Gotemba Premium Outlets (4)...........     2000 (3)    220,000        78     Brooks Brothers, Coach, Eddie Bauer, GAP,
  Gotemba, Japan (60 miles West of Tokyo)                                    J Crew, L.L.Bean, Nautica, Nike,
                                                                             Timberland

Waikele Premium Outlets...............     1997        213,000        52     Barneys New York, Bose, Donna Karan, Guess,
 Waipahu, HI (Honolulu area)                                                  Polo Jeans Co., Off 5th-Saks Fifth Avenue

Allen Premium Outlets..................    2000        206,000        48     Barneys, Crate & Barrel, Liz Claiborne,
  Allen, TX (20 miles North of Dallas)                                       Nautica, Polo, Reebok, Timberland, Tommy
                                                                             Hilfiger, Van Heusen

Petaluma Village Premium Outlets.......    1994        196,000        51     Ann Taylor, Brooks Brothers, Donna Karan,
 Petaluma, CA (San Francisco metro area)                                      Off 5th-Saks Fifth Avenue

Rinku Premium Outlets (4)..............    2000 (3)    180,000        71     Brooks Brothers, Coach, Dolce & Gabbana,
  Rinku, Japan (30 miles South of Osaka)                                     Eddie Bauer, GAP, Nautica, Nike,
                                                                             Timberland

Napa Premium Outlets...................    1994        171,000        49     Cole-Haan, Dansk, Ellen Tracy, Esprit, J.
  Napa, CA (Napa Valley)                                                     Crew, Nautica, Timberland, TSE Cashmere

Columbia Gorge Premium Outlets.........    1991        164,000        45     Adidas, Carter's, GAP, Harry & David,
 Troutdale, OR (Portland metro area)                                          Mikasa

Liberty Village Premium Outlets.........   1981        157,000        56     Calvin Klein, Donna Karan, Ellen Tracy,
 Flemington,  NJ (New York-Phila.  metro                                     Polo Ralph Lauren, Tommy Hilfiger
 area)

American Tin Cannery Premium Outlets (4)   1987        135,000        48     Anne Klein, Carole Little, Nine West,
 Pacific Grove, CA (Monterey Peninsula)                                       Reebok, Totes

Kittery Premium Outlets (4)...........     1984 (1)    131,000        25     Crate & Barrel, GAP, J Crew, Lenox,
  Kittery, ME (60 miles north of Boston)                                     Old Navy, Polo Reebok

Santa Fe Premium Outlets..............     1993        125,000        40     Brooks Brothers, Coach Leather, Donna
 Santa Fe, NM                                                                Karan, Nine West

Patriot Plaza Premium Outlets.........     1986         76,000        11     Lenox, Polo Ralph Lauren, WestPoint
 Williamsburg, VA (Norfolk-Richmond                                          Stevens
 area)

Mammoth Premium Outlets...............     1990         35,000        11     Bass, Polo Ralph Lauren
 Mammoth  Lakes,  CA (Yosemite  National
 Park)

St. Helena Premium Outlets............     1992         23,000         9     Brooks Brothers, Coach Leather, Donna
  St. Helena, CA (Napa Valley)                        ----------  ---------  Karan
   Total..............................                8,159,000    2,141
                                                      ==========  =========

Notes to Property Data:

(1) (2) (3) (4)	49%-interest through a joint venture with Fortress Registered Investment Trust
50%-owned through a joint venture with Simon Property Group, Inc.
40%-owned through a joint venture with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation
Property held under long term land lease expiring as follows: Kittery Premium Outlets,
October 2009; Gotemba Premium Outlets, October 2019; Rinku Premium Outlets, March 2020; American Tin Cannery Premium Outlets, December 2004

The Company rents approximately 27,000 square feet of office space in its headquarters facility in Roseland, New Jersey and approximately 4,000 square feet at each of its offices in New York and Newport Beach, California.

Item 3. Legal Proceedings

The Company is not presently involved in any material litigation other than routine litigation arising in the ordinary course of business and that is either expected to be covered by liability insurance or to have no material impact on the Company’s financial position and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Directors and Executive Officers of the Company

The following table sets forth the directors and executive officers of the Company:

Name	Age	Position
David C. Bloom	44	Chairman of the Board (term expires in 2002) and Chief Executive Officer
William D. Bloom	38	Vice Chairman and Director (term expires in 2003)
Brendan T. Byrne	76	Director (term expires in 2001)
Robert Frommer	66	Director (term expires in 2003)
Barry M. Ginsburg	63	Director (term expires in 2002)
Philip D. Kaltenbacher	63	Director (term expires in 2002)
Reuben S. Leibowitz	53	Director (term expires in 2003)
Leslie T. Chao	44	President
Thomas J. Davis	45	Chief Operating Officer
Michael J. Clarke	47	Senior Vice President and Chief Financial Officer
Bruce Zalaznick	44	Executive Vice President-International
Anthony J. Galvin	41	Senior Vice President-Leasing
John R. Klein	42	Senior Vice President-Real Estate
Christina M. Casey	45	Vice President-Human Resources
Denise M. Elmer	44	Vice President, General Counsel and Secretary
Eric K. Helstrom	42	Vice President-Architecture and Construction
Gregory C. Link	51	Vice President-Operations
Michele Rothstein	42	Vice President-Marketing
Catherine A. Lassi	41	Treasurer
Sharon M. Vuskalns	37	Controller

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

William D. Bloom, Vice Chairman since 2000 and Director since 1995. Mr. Bloom joined The Chelsea Group in 1986 with responsibility for leasing of Company's projects and was appointed Executive Vice President-Leasing in 1993 and Executive Vice President-Strategic Relationships in 1996. Prior to joining Chelsea, he was an institutional bond broker with Mabon Nugent in New York. Mr. Bloom graduated from Boston University School of Management.

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

Robert Frommer, Director since 1993. Mr. Frommer is a Managing Member of Chatham Development Partners, LLC in San Francisco. He has been responsible for developing major commercial, residential and mixed-use real estate projects in New York, Philadelphia, Baltimore, Washington, DC, Chicago and Seattle. He has served as President of the Pebble Beach Co., the Ritz-Carlton Hotel of Chicago and PG&E Properties in California. Mr. Frommer is a graduate of the Wharton School of the University of Pennsylvania, and received an LL.B. from Yale Law School.

Barry M. Ginsburg, Director since 1993. Mr. Ginsburg was a founder and principal of Ginsburg Craig Associates and its predecessor companies from 1986 to 1993 and Vice Chairman of the Company from 1993 to 1999. From 1966 through 1985, he was employed by Dansk International Designs, Ltd. and was corporate Chief Operating Officer and Director from 1980 to 1985. Dansk operated a chain of 31 manufacturers' outlet stores. He is a Director of Liz Lange Maternity and New Milford (Connecticut) Hospital. Mr. Ginsburg graduated from Colby College and received an MBA from Cornell University.

Philip D. Kaltenbacher, Director since 1993. Since 1974, Mr. Kaltenbacher has been Chairman of the Board of Directors and Chief Executive Officer of Seton Company, a manufacturer of leather and chemicals. Mr. Kaltenbacher was a Commissioner of The Port Authority of New York and New Jersey from September 1985 through February 1993, and served as Chairman from September 1985 through April 1990. Mr. Kaltenbacher graduated from Yale University and received an LL.B. from Yale Law School.

Reuben S. Leibowitz, Director since 1993. Mr. Leibowitz is a Managing Director of E.M. Warburg, Pincus & Co., LLC ("Warburg, Pincus"), a venture banking firm. He has been associated with Warburg, Pincus since 1984. Mr. Leibowitz currently serves as Chairman of the Board of Directors of Grubb & Ellis Company and is a director of a number of private companies. Mr. Leibowitz graduated from Brooklyn College, received an MBA from New York University, a JD from Brooklyn Law School, and an LL.M. from New York University School of Law.

Leslie T. Chao, President since April 1997. As President of the Company, Mr. Chao oversees the corporate finance, international development, legal, administrative, investor relations and human resource functions of the Company. He joined Chelsea in 1987 as Chief Financial Officer. Prior to joining Chelsea, he was a Vice President in the corporate finance/treasury area of Manufacturers Hanover Corporation (now J.P. Morgan Chase & Company), a New York bank holding company. Mr. Chao graduated from Dartmouth College and received an MBA from Columbia Business School.

Thomas J. Davis, Chief Operating Officer since April 1997. As Chief Operating Officer, Mr. Davis oversees the asset management activities of the domestic outlet portfolio including leasing, operations and marketing as well as development and construction. Mr. Davis joined Chelsea in 1996 as Executive Vice President-Asset Management. From 1988 to 1995, he held various senior positions at Phillips-Van Heusen Corporation, most recently as Vice President-Real Estate. Mr. Davis has over twenty years of factory outlet industry experience and has served the industry in various trade association positions including Chairman of Manufacturers Idea Exchange as well as a board member of the Steering Committee for FOMA (Factory Outlet Marketing Association). Mr. Davis received the 1995 Value Retail News Award of Excellence for individual achievement in the outlet industry.

Michael J. Clarke, Senior Vice President and Chief Financial Officer since 1999. Since joining the Company in 1994, Mr. Clarke has held various senior level financial positions. As Chief Financial Officer, he is responsible for Chelsea’s financial functions including reporting, treasury, accounting, budgeting, banking and rating agency relations. From 1985 to 1993, he held various senior positions at Prime Hospitality Corp., a NYSE-listed operator of hotels, most recently as Executive Vice President & Chief Financial Officer. Mr. Clarke graduated from Seton Hall University and is a certified public accountant.

Bruce Zalaznick, Executive Vice President-International since 1999. Mr. Zalaznick is responsible for the Company’s development activities outside the United States as Executive Vice President-International. He joined the Company in 1994 as Vice President-Acquisitions responsible for the Company’s site acquisition activities. From 1996 to 1999 he served as Executive Vice President-Real Estate, responsible for the site selection, development, design and construction activities of the Company. From 1990 to 1994, he was Senior Vice President-Site Acquisition at Prime Retail, Inc., a publicly traded REIT, and in that capacity was responsible for the acquisition and entitlement of approximately three million square feet of outlet space in ten states. Mr. Zalaznick graduated from Cornell University and received an MBA from the Wharton School at the University of Pennsylvania.

Anthony J. Galvin, Senior Vice President-Leasing since 2001. Mr. Galvin joined the Company in 1997 as Vice President-Leasing and was named Senior Vice President-Leasing in January 2001. Mr. Galvin is responsible for the management of all aspects of the Company’s domestic leasing activities. From 1995 to 1997, he was Director of Real Estate for Coach Leather, a division of Sara Lee Corporation. From 1987 to 1995 he held positions in both real estate and construction at Phillips-Van Heusen Corporation. Mr. Galvin has served the industry in various trade association positions including Chairperson of the Northeast Merchants Association and the Board of Directors of ORMA (Outlet Retail Merchants Association). Mr. Galvin is a graduate of Glassboro State College (now Rowan University), where he serves on the Executive Committee of the Alumni Advisory Council for the School of Business.

John R. Klein, Senior Vice President-Real Estate, since 2001. Mr. Klein joined the Company in 1995 as Director-Acquisitions, was named Vice President-Acquisitions and Development in 1996, and named Senior Vice President-Real Estate in January 2001. He oversees the Company's domestic acquisitions, development and construction activities. From 1991 to 1995, he held various positions at Prime Retail, Inc., most recently as Vice President-Site Acquisition. At Prime, Mr. Klein was involved in the acquisition and entitlement of over two million square feet of manufacturers' outlet space in nine states. Mr. Klein graduated from Columbia University and received an MBA from George Washington University School of Business.

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

David C. Bloom and William D. Bloom are brothers.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Security Matters

The common stock of the Company is traded on the New York Stock Exchange under the ticker symbol CPG. As of March 8, 2001 the closing market price of the Company’s stock was $42.25 and there were 567 shareholders of record. The Company believes it has more than 14,000 beneficial holders of common stock. The following table sets forth the quarterly high and low closing sales price per share (as derived from the Wall Street Journal) and the cash distributions declared in 2000 and 1999:

                                                       Sales Price ($)
                                                      ---------------           Distributions
                  Quarter Ended                        High       Low               ($)
                  -------------                       ------    -------         --------------

                  December 31, 2000                  38-7/16         36-1/2             0.75
                  September 30, 2000                 36-5/8          32-5/16            0.75
                  June 30, 2000                      36              28-5/8             0.75
                  March 31, 2000                     31-7/16         25-13/16           0.75

                  December 31, 1999                  31-3/4          29                 0.72
                  September 30, 1999                 38-7/8          30-7/16            0.72
                  June 30, 1999                      39              29-5/16            0.72
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

PART II

Item 6: Selected Financial Data

Chelsea Property Group, Inc.
(In thousands except per share, and number of centers)

                                                                              Year Ended
                                                                          December 31,
                                                   ----------------------------------------------------------
  Operating Data:                                      2000         1999        1998        1997        1996
                                                   --------    ---------   ---------   ---------   ---------

  Rental revenue...................................$125,824     $114,485     $99,976     $81,531     $63,792
  Total revenues................................... 179,903      162,618     139,315     113,417      91,356
  Loss on writedown of assets......................       -          694      15,713           -           -
  Total expenses................................... 123,895      114,676      98,166      78,262      59,996

  Income from unconsolidated investments ..........   6,742          308           -           -           -
  Loss from Chelsea Interactive ...................  (2,364)           -           -           -           -
  Income before minority interest and
      extraordinary item...........................  60,386       47,556      25,436      35,155      31,360

  Minority interest................................ (14,606)      (9,275)     (3,803)     (6,595)     (9,899)

  Income before extraordinary item.................  45,780       38,281      21,633      28,560      21,461

  Extraordinary item - loss on retirement of debt..       -            -        (283)       (204)       (607)

  Net income.......................................  45,780       38,281      21,350      28,356      20,854

  Preferred dividend...............................  (4,188)      (4,188)     (4,188)       (907)          -

  Net income to common shareholders................ $41,592      $34,093     $17,162     $27,449     $20,854

  Income per common share before
      extraordinary item (diluted) (1).............   $2.58        $2.14       $1.12       $1.86       $1.79
  Net income per common share (diluted) (1)........   $2.58        $2.14       $1.10       $1.85       $1.74

  Ownership Interest:
  REIT common shares...............................  16,126       15,908      15,672      14,866      11,964
  Operating Partnership units......................   3,356        3,389       3,431       3,435       5,316
                                                   --------    ---------   ---------   ---------   ---------
  Weighted average shares/units outstanding........  19,482       19,297      19,103      18,301      17,280

  Balance Sheet Data:
  Rental properties before accumulated
      depreciation.................................$908,344     $848,813    $792,726    $708,933    $512,354
  Total assets..................................... 901,314      806,055     773,352     688,029     502,212
  Total liabilities  .............................. 528,752      426,198     450,410     342,106     240,878
  Minority interest................................ 101,203      102,561      42,551      48,253      75,994
  Stockholders'/owners' equity..................... 271,359      277,296     280,391     297,670     185,340
  Distributions declared per common share..........   $3.00        $2.88       $2.76       $2.58      $2.355

  Other Data:
  Funds from operations to common shareholders (2). $93,556      $79,980     $67,994     $57,417     $48,616
  Cash flows from:
     Operating activities..........................$104,547      $87,502     $78,731     $56,594     $53,510
     Investing activities..........................(119,368)     (77,490)   (119,807)   (199,250)    (99,568)
     Financing activities..........................  23,995      (10,781)     36,169     143,308      55,957

  GLA at end of period (3).........................   8,159        5,216       4,876       4,308       3,610
  Weighted average GLA (4).........................   5,703        4,995       4,614       3,935       3,255
  Centers in operation at end of the period........      27           19          19          20          18
  New centers opened...............................       4            -           1           1           2
  Centers expanded.................................       3            4           7           5           5
  Center sold......................................       1            1           -           -           -
  Centers held for sale............................       -            1           2           -           -
  Centers acquired.................................       4            -           -           1           -

Notes to Selected Financial Data:

(1)	The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements beginning on page F-6.
(2)	The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes FFO in accordance with the current standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions. See Management’s Discussion and Analysis for definition of FFO.
(3) (4)	Includes centers with GLA of 2,419 in 2000 in which the Company has a joint venture interest. GLA weighted by months in operation.

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

General Overview

At December 31, 2000 the Company operated 27 manufacturers’ outlet centers, compared to 19 at the end of 1999 and 1998. Between January 1, 2000 and December 31, 2000, the Company added approximately 2.9 million square feet of GLA to its portfolio as a result of acquiring a 49% interest in four properties comprising 1.6 million square feet of GLA; expanding three existing wholly-owned centers by a total of 300,000 square feet of GLA; and opening four newly developed centers comprising 1.0 million square feet of GLA. The first phases of two of the new properties, Gotemba Premium Outlets and Rinku Premium Outlets, located outside of Tokyo and Osaka, Japan, respectively, comprising 400,000 square feet of GLA, were developed by the Company’s 40%-owned joint venture, Chelsea Japan Co., Ltd. The third new property, Orlando Premium Outlets, a 428,000 square foot single-phase center, located in Orlando, Florida, is 50%-owned through a joint venture partnership with Simon Property Group, Inc. The first phase of the fourth new property, Allen Premium Outlets, located north of Dallas, Texas contains 206,000 square feet of GLA and is wholly-owned by the Company.

From January 1, 1998 to December 31, 2000, the Company grew by increasing rents at its operating centers, opening five new centers, expanding eight centers and acquiring four centers. Increasing rents at operating centers resulted in base and percentage rent revenue growth of $17.9 million. The opening of two wholly-owned new centers and expansion of eight wholly-owned centers increased base and percentage rent revenues by $6.0 million and $20.4 million, respectively during the three year period ended December 31, 2000. Income from unconsolidated investments increased by $7.1 million during the three year period ended December 31, 2000 primarily as a result of opening three new centers developed by joint ventures during 2000 and to a lesser extent by acquiring 49% of four centers through a joint venture in December 2000. The Company operated gross leasable area (“GLA”) at December 31, 2000 of 8.2 million square feet including wholly and partially-owned GLA compared to 5.2 million square feet and 4.9 million square feet of wholly-owned GLA at December 31, 1999 and 1998, respectively. The 3.9 million square feet (“sf”) of net GLA added during the three year period is detailed as follows:

                                                 Since
                                                January 1,
                                                  1998           2000              1999             1998
                                                -----------  --------------    --------------   --------------
Changes in GLA (sf in 000's):

   New centers developed:
         Allen Premium Outlets                      206            206                 -                -
         Orlando Premium Outlets (50%-owned)        428            428                 -                -
         Gotemba Premium Outlets (40%-owned)        220            220                 -                -
         Rinku Premium Outlets (40%-owned)          180            180                 -                -
         Leesburg Corner                            270              -                 -              270
                                                -----------  --------------    --------------   --------------

   Total new centers                              1,304          1,034                 -              270

   Centers expanded:
         Wrentham Village                           373            127               120              126
         Leesburg Corner                            193            138                55                -
         Folsom Premium Outlets                      73             54                 -               19
         North Georgia                              134              -               103               31
         Camarillo Premium Outlets                   90              -                45               45
         Woodbury Common                            268              -                 -              268
         Columbia Gorge                              16              -                 -               16
         Desert Hills                                 6              -                 -                6
         Other                                        1             (1)               17              (15)
                                                --------------  ------------   --------------   --------------

   Total centers expanded                         1,154            318               340              496

   Centers held for sale:
         Solvang Designer Outlets                   (52)             -                 -              (52)
         Lawrence Riverfront                       (146)             -                 -             (146)
                                                -----------  --------------    --------------   --------------

   Total centers held for sale                     (198)             -                 -             (198)

   Centers acquired (49%-owned):
         Gilroy Premium Outlets                     577            577                 -                -
         Kittery Premium Outlets                    131            131                 -                -
         Lighthouse Place Premium Outlets           491            491                 -                -
         Waterloo Premium Outlets                   392            392                 -                -
                                                -----------  --------------    --------------   --------------

   Total centers acquired                         1,591          1,591                 -                -

Net GLA added during the period                   3,851          2,943               340              568

Other Data:
         GLA at end of period                                    8,159             5,216            4,876
         Weighted average GLA                                    5,703             4,995            4,614
         Centers in operation at end of period                      27                19               19
         New centers opened                                          4                 -                1
         Centers expanded                                            3                 4                7
         Centers sold                                                1                 1                -
         Centers held for sale                                       -                 1                2
         Centers acquired                                            4                 -                -

The Company’s domestic centers (excluding the four 49%-owned centers acquired on December 22, 2000) produced weighted average reported tenant sales of approximately $400 per square foot in 2000, $377 per square foot in 1999 and $360 per square foot in 1998. Weighted average sales is a measure of tenant performance that has a direct effect on base and percentage rents that can be charged to tenants over time.

One of the Company’s centers, Woodbury Common Premium Outlets, generated approximately 23%, 24% and 23% of the Company’s total revenue for the years 2000, 1999 and 1998, respectively. In addition, approximately 28%, 30%, and 34% of the Company’s revenues for the years ended December 31, 2000, 1999 and 1998, respectively, were derived from the Company’s centers in California.

The Company does not consider any single store lease to be material; no individual tenant, combining all of its store concepts, accounts for more than 5% of the Company’s gross revenues or total GLA; and only one tenant occupies more than 4% of the Company’s total GLA. In view of these statistics and the Company’s past success in re-leasing available space, the Company believes that the loss of any individual tenant would not have a significant effect on future operations.

The discussion below is based upon operating income before minority interest and extraordinary item. The minority interest in net income varies from period to period as a result of changes in Operating Partnership interests.

Comparison of year ended December 31, 2000 to year ended December 31, 1999

Income before interest, depreciation and amortization increased $19.8 million, or 17.7%, to $132.0 million in 2000 from $112.2 million in 1999. This increase was primarily the result of expansions and new center openings, higher rents on releasing and renewals during 2000 and 1999 and income from unconsolidated investments that commenced operations in the latter part of 2000. These increases were partially offset by the loss from Chelsea Interactive and increases in operating and maintenance expenses. Income from operations increased $8.8 million, or 18.5%, to $56.0 million in 2000 from $47.2 million in 1999. Increased revenues from wholly-owned expansions and new center openings in 2000 and 1999 were offset by increases in operating and maintenance expenses and depreciation expense due to the expansions and new center openings.

Base rentals increased $9.3 million, or 9.3%, to $108.1 million in 2000 from $98.8 million in 1999 due to wholly-owned expansions, a new center opening in 2000 and higher average rents. Base rental revenue per weighted average square foot increased to $20.23 in 2000 from $19.79 in 1999 as a result of higher rental rates on new leases and renewals.

Percentage rents increased $2.0 million, or 13.1%, to $17.7 million in 2000 from $15.7 million in 1999. The increase was primarily due to increased tenant sales and a higher number of tenants contributing percentage rents.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $4.4 million, or 11.0%, to $44.1 million in 2000 from $39.7 million in 1999, due to the recovery of operating and maintenance costs from increased GLA. On a weighted average square foot basis, expense reimbursements increased 3.8% to $8.26 in 2000 from $7.96 in 1999. The average recovery of reimbursable expenses was 90.0% in 2000 compared to 90.8% in 1999.

Other income increased $1.6 million to $10.0 million in 2000 from $8.4 million in 1999. The increase was due to pad sale gains in 2000 and increased interest and ancillary income.

Interest, in excess of amounts capitalized, increased $0.3 million to $24.5 million in 2000 from $24.2 million in 1999, due to higher interest rates in 2000 which were offset by higher average debt balances in 1999.

Operating and maintenance expenses increased $5.2 million, or 11.9%, to $49.0 million in 2000 from $43.8 million in 1999. The increase was primarily due to costs related to increased GLA. On a weighted average square foot basis, operating and maintenance expenses increased 4.7% to $9.17 in 2000 from $8.76 in 1999 as a result of increased maintenance costs and real estate taxes.

Depreciation and amortization expense increased $3.3 million to $43.0 million in 2000 from $39.7 million in 1999. The increase was due to depreciation of wholly-owned expansions and new centers opened in 2000 and 1999.

General and administrative expenses were $4.8 million in 2000 and 1999 due to stabilized overhead costs.

Other expenses increased $0.5 million to $2.6 million in 2000 from $2.1 million in 1999. The increase was primarily due to the write-off of development costs related to inactive projects in 2000.

The loss on writedown of assets of $0.7 million in 1999 was attributable to the re-valuation of a center held for sale at its estimated fair value.

Income from unconsolidated investments increased $6.4 million to $6.7 million in 2000 from $0.3 million in 1999. This resulted from equity-in-earnings and fees totaling $4.4 million earned from Orlando Premium Outlets, a 50%-joint venture center that opened in May 2000; Gotemba Premium Outlets and Rinku Premium Outlets, two 40%-joint venture centers that opened in July 2000 and November 2000, respectively; and to a lesser extent from four 49%-joint venture centers that were acquired in December 2000. Other items in 2000 include a gain from an Orlando pad sale of $1.1 million and opening consulting fees from the two centers in Japan of $1.3 million.

The loss from Chelsea Interactive in 2000 of $2.4 million was related to depreciation, selling, general, administrative and maintenance expenses, offset by nominal revenue.

Comparison of year ended December 31, 1999 to year ended December 31, 1998

Income before interest, depreciation and amortization increased $18.6 million, or 19.8%, to $112.2 million in 1999 from $93.6 million in 1998. This increase was primarily the result of expansions and a new center opening during 1999 and 1998. Income from operations increased $6.8 million or 16.5% to $47.9 million in 1999 from $41.1 million in 1998. Increased revenues from expansions and a new center opening during 1999 and 1998 were offset by higher interest costs.

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

Other income increased $4.4 million to $8.4 million in 1999 from $4.0 million in 1998. The increase was primarily due to income from the agreement not to compete with the Mills Corporation in the Houston, Texas area.

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

Income from unconsolidated investments of $0.3 million is from the Company's European investment.

Other expenses remained stable at $2.1 million during 1999 and 1998.

Liquidity and Capital Resources

The Company believes it has adequate financial resources to fund operating expenses, distributions, and planned development and construction activities over the short-term, which is less than 12 months and the long-term, which is 12 months or more. Operating cash flow in 2000 of $103.1 million is expected to increase with a full year of operations of the 2.9 million square feet of GLA added during 2000 and scheduled openings of approximately 209,000 square feet in 2001, representing additional phases of Allen Premium Outlets. As of December 31, 2000, the Company has adequate funding sources to complete and open all of its current development projects, including those of its e-commerce affiliate, Chelsea Interactive, Inc., through the use of available cash of $18.0 million; a construction loan for the Allen project up to a maximum borrowing of $40.0 million, a yen-denominated line of credit totaling 4 billion yen (US $35.0 million) for the Company’s share of projects in Japan; and approximately $130 million available under its Senior Credit Facility. The Company also has the ability to access the public markets through its $600 million debt shelf registration and its $300 million equity shelf registration.

Operating cash flow is expected to provide sufficient funds for dividends and distributions in accordance with REIT federal income tax requirements. In addition, the Company anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its centers, and meet funding requirements for Chelsea Interactive’s technology platform.

Common distributions declared and recorded in 2000 were $57.9 million or $3.00 per share or unit. The Company’s 2000 common distribution payout ratio as a percentage of net income before minority interest, loss on writedown of assets and depreciation and amortization, exclusive of amortization of deferred financing costs, (“FFO”) was 63%. The Senior Credit Facility limits aggregate dividends and distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

The Company’s ratio of earnings-to-fixed charges for each of the three years ended December 31, 2000, 1999 and 1998 was 2.6, 2.5 and 2.3, respectively. For purposes of computing the ratio, earnings consist of income from continuing operations after depreciation and before minority interest and fixed charges, exclusive of interest capitalized and amortization of loan costs capitalized. Fixed charges consist of interest expense, including interest costs capitalized, the portion of rent expense representative of interest and total amortization of debt issuance costs expensed and capitalized.

The OP has a $160 million senior unsecured bank line of credit (the “Senior Credit Facility”) and has an annual right to request a one-year extension which may be granted at the option of the lenders. The Company has requested and the lenders are expected to extend the Senior Credit Facility until March 30, 2004. The Senior Credit Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.05% (7.65% at December 31, 2000) or the prime rate, at the OP’s option. The LIBOR rate spread ranges from 0.85% to 1.25% depending on the Company’s Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. At December 31, 2000, $130 million of the Senior Credit Facility was available.

During the twelve month period ended January 2001, the Company completed four new debt financing transactions totaling $360 million both secured and unsecured. These transactions strengthened the Company’s financial flexibility and liquidity by extending and sequencing debt maturities and significantly reducing floating interest rate exposure at favorable rates.

In January 2001, the OP completed a $150 million offering of 8.25% Senior unsecured term notes due February 2011 (the “8.25% Notes”). The 8.25% Notes were priced to yield 8.396% to investors. Net proceeds from the offering were used to repay $100 million of 7.75% unsecured notes due January 26, 2001, to repay all borrowings outstanding under the Company’s Senior Credit Facility and for general corporate purposes. The Company utilized $150 million of its $600 million debt shelf registration for this offering.

In December 2000, the Company and Fortress Registered Investment Trust (“Fortress”) acquired four outlet centers from a competitor through a joint venture known as F/C Acquisition Holdings, LLC (“F/C Acquisition”) in which the Company has a 49% interest. The total purchase price was $240 million, including the assumption of approximately $174 million of 6.99% fixed-rate non-recourse mortgage debt maturing in 2008. The Company borrowed $30 million from its Senior Credit Facility to fund its share of the net purchase price. These borrowings were repaid in January 2001 from proceeds of the 8.25% Notes.

In August 2000, the OP completed a $100 million private placement debt offering to institutional investors consisting of $50 million of 8.375% unsecured term notes due August 2005 (the “8.375% Notes”) and $50 million of 8.625% unsecured term notes due August 2009 (the “8.625% Notes”). The 8.375% Notes were priced to yield 8.44% and the 8.625% Notes were priced to yield 8.66%. Proceeds were used to repay borrowings under the Senior Credit Facility and for general corporate purposes.

In April 2000, Chelsea Financing Partnership, L.P. (“Chelsea Financing”), a wholly-owned subsidiary of the Company entered into a $70 million mortgage loan secured by four of its properties, that matures April 2010 and bears interest at a rate equal to LIBOR plus 1.50% (8.24% at December 31, 2000) or prime rate plus 1.00%. Net proceeds were used to retire the $60 million term loan due April 30, 2000 and to repay borrowings under the Company’s Senior Credit Facility. At December 31, 2000, $69.3 million was outstanding. In December 2000 Chelsea Financing entered into an interest rate swap agreement effective January 2, 2001 with a financial institution for a notional amount of $69.3 million to hedge against unfavorable fluctuations in the LIBOR rates of its secured mortgage loan facility. The hedge has a 5.7625% fixed rate plus the 1.50% spread results in a fixed interest rate of 7.2625% until January 1, 2006.

In February 2000, Chelsea Allen Development L.P., a wholly-owned subsidiary of the Company, entered into a $40 million construction loan facility that will be used to fund the Allen Premium Outlets project. The loan, which matures February 2003, bears interest on the outstanding balance at a rate equal to LIBOR plus 1.625% (8.23% at December 31, 2000) and is guaranteed by the Company and the OP. At December 31, 2000, $21.5 million was outstanding.

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

Development activity as of December 31, 2000 includes additional phases of Allen Premium Outlets totaling 209,000 square feet scheduled to open during 2001 and Chelsea Interactive. The Company is also in the pre-development stage of projects outside Chicago, IL, Seattle, WA, and Las Vegas, NV, that are expected to open in late 2002 to early 2003. There can be no assurance that these projects under development will be completed or opened, or that there will not be delays in opening or completion. All current development activity is fully financed either through project specific secured construction financing or through the Senior Credit Facility. The Company will seek to obtain permanent financing once the projects are completed and income has been stabilized.

In February 1999, the 50/50 Orlando Premium Outlets joint venture with Simon Property Group, Inc. entered into an $82.5 million construction loan agreement which matures March 2002 and bears interest at LIBOR plus 1.50% (8.07% at December 31, 2000). In October 2000, the loan was amended to reduce the lender’s commitment to $66 million. The loan is 25% guaranteed by each of the Company and Simon and as of December 31, 2000, $56.5 million was outstanding. Increases in debt service coverage ratio provide for a decreased guarantee to 10% and LIBOR interest rate spread ranging from 130 to 150 basis points.

In June 1999, the Company entered into an agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan. The joint venture is known as Chelsea Japan Co., Ltd. (“Chelsea Japan”). In conjunction with the agreement, the Company contributed $1.7 million in equity. In addition, an equity investee of the Company entered into a 4 billion yen (approximately US $35.0 million) line of credit guaranteed by the Company and OP to fund its share of construction costs. The line of credit bears interest at yen LIBOR plus 1.35% (2.04% at December 31, 2000) and matures April 2002. At December 31, 2000, 1.32 billion yen (approximately US $11.5 million) was outstanding under the loan. In March 2000, Chelsea Japan entered into a 3.8 billion yen (approximately US $33.2 million) loan with a Japanese bank to fund construction costs. As of December 31, 2000, the entire facility was outstanding. The Chelsea Japan loan is secured by Chelsea Japan properties and is 40% guaranteed by the Company and the OP and bears interest at 2.20%. Chelsea Japan opened its initial project, the 220,000 square-foot first phase of Gotemba Premium Outlets, 60 miles west of Tokyo, on July 13, 2000. Chelsea Japan opened its second project, the 180,000 square-foot first phase of Rinku Premium Outlets, located outside Osaka, the second-largest city in Japan, on November 23, 2000.

The Company has minority interests ranging from 5 to 15% in several outlet centers and outlet development projects in Europe. Four outlet centers, containing approximately 500,000 square feet of GLA, including Bicester Village outside of London, England, La Roca Company Stores outside of Barcelona, Spain, Las Rozas Village outside Madrid, Spain and La Vallee near Disneyland Paris are currently open and operated by Value Retail PLC and its affiliates. There is more new center development planned and one new European project is under construction and expected to open by the end of 2001. The Company’s total investment in Europe as of February 2001 is approximately $4.7 million. The Company has also agreed to provide up to $22 million in limited debt service guarantees under a standby facility for loans arranged by Value Retail PLC to construct outlet centers in Europe. The term of the standby facility is three years and expires in October 2001. Guarantees shall not be outstanding for longer than five years after project completion. As of February 2001, the Company has provided limited debt service guarantees of approximately $13.1 million for three projects.

In July 2000, the Company announced an e-commerce venture through its affiliate, Chelsea Interactive. The Company’s investment in this venture was approximately $30 million at December 31, 2000. The Board of Directors has approved funding up to $60.0 million that is expected to be provided from operating cash flow over the next several years.

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

Net cash provided by operating activities was $104.5 million and $87.5 million for the years ended December 31, 2000 and 1999, respectively. The increase was primarily due to the growth of the Company’s GLA to 8.2 million square feet in 2000 from 5.2 million square feet in 1999. Net cash used in investing activities increased $41.9 million for the year ended December 31, 2000 compared to the corresponding 1999 period, as a result of $40.0 million investments in various joint ventures and Chelsea Interactive. For the year ended December 31, 2000, net cash provided by financing activities increased by $34.8 million primarily due to higher net borrowings during 2000 offset in part by an increase in distributions of $7.1 million in 2000 and the sale of preferred units and common stock in 1999. Borrowings were used to invest in joint ventures and fund center expansions and developments.

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

Funds from Operations

Management believes that funds from operations (“FFO”) should be considered in conjunction with net income, as presented in the statements of operations included elsewhere herein, to facilitate a clearer understanding of the operating results of the Company. The White Paper on Funds from Operations (“FFO”) approved by the Board of Governors of NAREIT in October 1999 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes FFO in accordance with the current standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions.

                                                                           Year Ended December 31,
                                                                        2000          1999          1998
                                                                   ------------  ------------  -------------

Income to common shareholders before extraordinary item........      $41,592       $34,093       $17,445
Add:
  Depreciation and amortization (1)............................       45,002        39,716        32,486
  Amortization of deferred financing costs and depreciation
    of non-rental real estate assets...........................       (1,796)       (1,849)       (1,453)
  Loss on writedown of assets..................................            -           694        15,713
  Minority interest............................................       14,606         9,275         3,803
  Preferred unit distribution..................................       (5,848)       (1,949)            -
                                                                   ------------  ------------  -------------
FFO............................................................      $93,556       $79,980       $67,994
                                                                   ============  ============  =============
Average shares/units outstanding...............................       19,482        19,297        19,103
Dividends declared per share...................................        $3.00         $2.88         $2.76

(1) Includes depreciation and amortization from unconsolidated investments of
    $2,024 for the year ended December 31, 2000.

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

Item 7-A. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to changes in interest rates primarily from its floating rate debt arrangements. In December 2000, the Company implemented a policy to protect against interest rate and foreign exchange risk. The Company’s primary strategy is to protect against this risk by using derivative transactions as appropriate to minimize the variability that floating rate interest and foreign currency fluctuations could have on cash flow. In December 2000 a wholly-owned subsidiary of the Company entered into an interest rate swap agreement effective January 2, 2001 with a financial institution for a notional amount of $69.3 million to hedge against unfavorable fluctuations in the LIBOR rates of its secured mortgage loan facility. The hedge has a 5.7625% fixed rate plus the 1.50% spread results in a rate of 7.2625% until January 1, 2006. At December 31, 2000 a hypothetical 100 basis point adverse move (increase) in US Treasury and LIBOR rates applied to unhedged debt would adversely affect the Company’s annual interest cost by approximately $0.6 million annually.

Following is a summary of the Company's debt obligations at December 31, 2000 (in thousands):

                                                 Expected Maturity Date
                             ----------------------------------------------------------
                                2001   2002       2003   2004       2005    Thereafter    Total    Fair Value
                                ----   ----       ----   ----       ----    ----------    -----     ----------
Fixed Rate Debt:             $99,987      -          -      -    $49,877    $174,678    $324,542    $323,140
Average Interest Rate:         7.75%      -          -      -      8.38%       7.64%       7.79%
Variable Rate Debt:                -      -    $56,561      -          -    $69,250     $125,811    $125,811
Average Interest Rate:             -      -      7.87%      -          -      8.24%        8.07%

Item 8. Financial Statements and Supplementary Data

The financial statements and financial information of the Company for the years ended December 31, 2000, 1999 and 1998 and the Report of the Independent Auditors thereon are included elsewhere herein. Reference is made to the financial statements and schedules in Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Items 10, 11, 12 and 13.

The required information in the following items will appear in the Company’s Proxy Statement furnished to shareholders in connection with the 2001 Annual Meeting, and is incorporated by reference in this Form 10-K Annual Report.

Item 10. Directors and Executive Officers of the Registrant*

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

* Certain information regarding Directors and Officers is included at the end of Part I.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     1 and 2. The response to this portion of Item 14 is submitted as a separate section of this report.

3.	Exhibits

3.1	Articles of Incorporation of the Company, as amended, including Articles Supplementary relating to 8 3/8% Series A Cumulative Redeemable Preferred Stock and Articles Supplementary relating to 9% Series B Cumulative Redeemable Preferred Stock. Incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended December 31, 1999 ("1999 10-K")

3.2	By-laws of the Company. Incorporated by reference to Exhibit 3.2 to Registration Statement filed by the Company on Form S-11 under the Securities Act of 1933 (file No. 33-67870) (S-11).

3.3	Agreement of Limited Partnership for the Operating Partnership. Incorporated by reference to Exhibit 3.3 to S-11.

3.4	Amendments No. 1 and No. 2 to Partnership Agreement dated March 31, 1997 and October 7, 1997. Incorporated by reference to Exhibit 3.4 to Form 10-K for the year ended December 31, 1997. ("1997 10-K")

3.5	Amendment No. 3 to Partnership Agreement dated September 3, 1999. Incorporated by reference to Exhibit 3.5 to 1999 10-K.

4.1	Form of Indenture among the Company, Chelsea GCA Realty Partnership, L.P., and State Street Bank and Trust Company, as Trustee. Incorporated by reference to Exhibit 4.4 to Registration Statement filed by the Company on Form S-3 under the Securities Act of 1933 (File No. 33-98136).

10.1	Registration Rights Agreement among the Company and recipients of Units. Incorporated by reference to Exhibit 4.1 to S-11.

10.2	Term Loan Agreement dated November 3, 1998 among Chelsea GCA Realty Partnership, L.P., BankBoston, N.A., individually and as an agent, and other Lending Institutions listed therein. Incorporated by reference to Exhibit 10.2 to Form 10-K for the year ended December 31, 1998 (“1998 10-K”).

10.3	Credit Agreement dated March 30, 1998 among Chelsea GCA Realty Partnership, L.P., BankBoston, N.A, individually and as an agent, and other Lending Institutions listed therein. Incorporated by reference to Exhibit 10.3 to 1998 10-K.

10.4	Agreement dated October 23, 1998, among Chelsea GCA Realty Partnership, L.P., Chelsea GCA Realty, Inc., Simon Property Group, L.P., the Mills Corporation and related parties. Incorporated by reference to Exhibit 10.4 to 1998 10-K.

10.5	Limited Liability Company Agreement of Simon/Chelsea Development Co., L.L.C. dated May 16, 1997 between Simon DeBartolo Group, L.P. and Chelsea GCA Realty Partnership, L.P. Incorporated by reference to Exhibit 10.3 to 1997 10-K.

10.6	Subscription Agreement dated as of March 31, 1997 by and among Chelsea GCA Realty Partnership, L.P., WCC Associates and KM Halawa Partners. Incorporated by reference to Exhibit 1 to current report on Form 8-K reporting on an event which occurred March 31, 1997.

10.7	Stock Subscription Agreement dated May 16, 1997 between Chelsea GCA Realty, Inc. and Simon DeBartolo Group, L.P. Incorporated by reference to Exhibit 10.5 to 1997 10-K.

10.8	Contribution Agreement by and among an institutional investor and Chelsea GCA Realty Partnership, L.P. and Chelsea GCA Realty, Inc. dated September 3, 1999. Incorporated by reference to Exhibit 10.8 to 1999 10-K.

10.9	Joint Venture Agreement among Chelsea GCA Realty Partnership, L.P., Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation dated June 16, 1999. Incorporated by reference to Exhibit 10.9 to 1999 10-K.

10.10	Agreement for Purchase and Sale of Assets dated December 22, 2000. Incorporated by reference to Exhibit 2.1 to current report on Form 8-K reporting on an event which occurred December 22, 2000.

10.11	Limited Liability Company Agreement of F/C Acquisition Holdings LLC. Incorporated by reference to Exhibit 2.2 to current report on Form 8-K reporting on an event which occurred December 22, 2000.

23.1	Consent of Ernst & Young LLP.

(b)     Reports on Form 8-K.
          None

(c)     Exhibits
          See (a) 3

(d)     Financial Statement
          Schedules - The response to this portion of Item 14 is submitted as a separate schedule of this report.

Item 8, Item 14(a)(1) and (2) and Item 14(d)

(a)1. Financial Statements

Form 10-K
Report Page

Consolidated Financial Statements–Chelsea Property Group, Inc.

Report of Independent Auditors	F-1

Consolidated Balance Sheets as of December 31, 2000 and 1999	F-2
Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998	F-3
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998	F-5
Notes to Consolidated Financial Statements	F-6

(a)2 and (d) Financial Statement Schedule

Schedule III-Consolidated Real Estate and Accumulated Depreciation	F-20 and F-21

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Report of Independent Auditors

Board of Directors
Chelsea Property Group, Inc.

We have audited the accompanying consolidated balance sheets of Chelsea Property Group, Inc. as at December 31, 2000 and 1999, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index as Item 14(a). These financial statements and schedule are the responsibility of the management of Chelsea Property Group, Inc. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chelsea Property Group, Inc. as at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

New York, New York
February 27, 2001

Chelsea Property Group, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

                                                                                            December 31,
                                                                                      2000           1999
                                                                                ------------     ------------
Assets
Rental properties:
     Land..................................................................      $ 118,238        $ 118,494
     Depreciable property..................................................        790,106          730,319
                                                                                ------------     ------------
Total rental property......................................................        908,344          848,813
Accumulated depreciation...................................................       (175,692)        (138,221)
                                                                                ------------     ------------
Rental properties, net.....................................................        732,652          710,592
Cash and cash equivalents..................................................         18,036            8,862
Investments in affiliates..................................................         89,081           25,318
Notes receivable-related parties...........................................          2,216            2,213
Deferred costs, net........................................................         14,886           14,290
Properties held for sale...................................................              -            3,388
Other assets...............................................................         44,443           41,392
                                                                                ------------     ------------
Total assets...............................................................      $ 901,314        $ 806,055
                                                                                ============     ============

Liabilities and stockholders' equity
Liabilities:
     Unsecured bank debt...................................................       $ 35,035        $ 131,035
     7.75% Unsecured Notes due 2001........................................         99,987           99,905
     8.375% Unsecured Notes due 2005.......................................         49,877                -
     7.25% Unsecured Notes due 2007........................................        124,776          124,744
     8.625% Unsecured Notes due 2009.......................................         49,902                -
     Secured bank debt.....................................................         90,776                -
     Construction payables.................................................         10,001            9,277
     Accounts payable and accrued expenses.................................         43,507           27,127
     Obligation under capital lease........................................          2,714            3,233
     Accrued dividend and distribution payable.............................          3,910            3,813
     Other liabilities.....................................................         18,267           27,064
                                                                                ------------     ------------
Total liabilities..........................................................        528,752          426,198

Commitments and contingencies

Minority interest..........................................................        101,203          102,561

Stockholders' equity:
     8.375% series A cumulative redeemable preferred stock, $0.01 par value, authorized 1,000 shares, issued and outstanding 1,000 shares in 2000
          and 1999 (aggregate liquidation preference $50,000)..............             10               10
     Common stock, $0.01 par value, authorized 50,000 shares,
          issued and outstanding 15,957 in 2000 and 15,932 in 1999.........            160              159
     Paid-in-capital.......................................................        348,141          347,725
     Distributions in excess of net income.................................        (76,829)         (70,598)
     Accumulated other comprehensive income................................           (123)               -
                                                                                ------------     ------------
Total stockholders' equity.................................................        271,359          277,296
                                                                                ------------     ------------
Total liabilities and stockholders' equity.................................      $ 901,314        $ 806,055
                                                                                ============     ============

The accompanying notes are an integral part of the financial statements.

Chelsea Property Group, Inc.
Consolidated Statements of Income
(In thousands, except per share data)

                                                                         Year ended December 31,
                                                                  2000               1999               1998
                                                           ---------------    ---------------    ---------------

   Revenues:
        Base rent......................................       $108,123            $98,838            $86,592
        Percentage rent................................         17,701             15,647             13,384
        Expense reimbursements.........................         44,116             39,748             35,342
        Other income...................................          9,963              8,385              3,997
                                                           ---------------    ---------------
   Total revenues......................................        179,903            162,618            139,315

   Expenses:
        Interest.......................................         24,459             24,208             19,978
        Operating and maintenance......................         48,992             43,771             38,704
        Depreciation and amortization..................         42,978             39,716             32,486
        General and administrative.....................          4,803              4,853              4,849
        Other..........................................          2,663              2,128              2,149
                                                           ---------------    ---------------
   Total operating expenses............................        123,895            114,676             98,166

   Operating income...................................          56,008             47,942             41,149
   Income from unconsolidated investments..............          6,742                308                  -
   Loss from Chelsea Interactive.......................         (2,364)                 -                  -
   Loss on writedown of assets.........................              -               (694)           (15,713)
                                                           ---------------    ---------------    ---------------
   Income before minority interest and
        extraordinary item.............................         60,386             47,556             25,436
   Minority interest...................................        (14,606)            (9,275)            (3,803)
                                                           ---------------    ---------------    ---------------

   Income before extraordinary item....................         45,780             38,281             21,633
   Extraordinary item-loss on early extinguishment of
        debt, net of minority interest of $62..........              -                  -               (283)
                                                           ---------------    ---------------    ---------------

   Net income..........................................         45,780             38,281             21,350
   Preferred dividend requirement......................         (4,188)            (4,188)            (4,188)
                                                           ---------------    ---------------    ---------------

   Net income available to common shareholders.........        $41,592            $34,093            $17,162
                                                           ===============    ===============    ===============

   Earnings per share
   Basic:
   Income per common share before extraordinary item ..          $2.61              $2.17              $1.13
   Extraordinary item per common share.................              -                  -              (0.02)
                                                           ---------------    ---------------    ---------------
   Net income per common share.........................          $2.61              $2.17              $1.11
                                                           ===============    ===============    ===============

   Weighted average common shares outstanding..........         15,940             15,742             15,440
                                                           ===============    ===============    ===============
   Diluted:
   Income per common share before extraordinary item ..          $2.58              $2.14              $1.12
   Extraordinary item per common share.................              -                  -              (0.02)
                                                           ---------------    ---------------    ---------------
   Net income per common share.........................          $2.58              $2.14              $1.10
                                                           ===============    ===============    ===============

   Weighted average common shares outstanding..........         16,126             15,908             15,672
                                                           ===============    ===============    ===============

The accompanying notes are an integral part of the financial statements.

Chelsea Property Group, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except per share data)

                                       Preferred   Common Stock              Distrib. in    Accum.     Total
                                       Stock At        At       Paid-in-       Excess of  Other Comp. Stockholders'
                                       Par Value    Par Value    Capital      Net Income   Income     Equity
                                        --------- ------------ ----------    ------------ --------- -----------

Balance December 31, 1997...............  $10         $154       $331,226    ($33,720)        -     $297,670
Net income..............................   -            -           -          21,350         -       21,350
Preferred dividend requirement..........   -            -           -          (4,188)        -       (4,188)
Cash distributions declared ($2.76 per
     common share of which $0.30
     represented a return of capital
     for federal income tax purposes)...   -            -           -         (42,707)        -      (42,707)
Exercise of stock options...............   -            -             849         -           -          849
Shares issued through dividend
     reinvestment program...............   -             2          7,415         -           -         7,417
                                        ---------    --------    ---------   -----------    ------- -----------
Balance December 31, 1998...............   10          156        339,490     (59,265)        -       280,391

Net income..............................   -            -            -         38,281         -        38,281
Preferred dividend requirement..........   -            -            -         (4,188)        -        (4,188)
Cash distributions declared ($2.88 per
     common share of which $0.86
     represented a return of capital
     for federal income tax purposes)...   -            -            -        (45,426)        -       (45,426)
Exercise of stock options...............   -            -           1,286         -           -         1,286
Shares issued through dividend
     reinvestment program...............   -             3          5,987         -           -         5,990
Shares issued in exchange for units
     of the Operating Partnership.......   -             -            903         -           -           903
Shares issued through Employee Stock
     Purchase Plan (net of costs).......   -             -             59         -           -            59
                                        --------      ---------   ---------  ----------    -------  -----------
Balance December 31, 1999...............   10           159        347,725    (70,598)        -       277,296

Net income..............................   -             -            -        45,780         -        45,780
Other comprehensive income
     Foreign currency translation.......   -             -            -           -       ($123)         (123)
                                        --------      ---------   ---------- ----------   -------   ------------
Total comprehensive income..............   -             -            -        45,780      (123)       45,657
Preferred dividend requirement..........   -             -            -        (4,188)        -        (4,188)
Cash distributions declared ($3.00 per
     common share of which $0.33
     represented a return of capital
     for federal income tax purposes)...   -             -            -       (47,823)        -       (47,823)
Exercise of stock options...............   -              1           310        -            -           311
Shares issued in exchange for units
     of the Operating Partnership.......   -             -             48        -            -            48
Shares issued through Employee Stock
     Purchase Plan (net of costs).......   -             -             58        -            -            58
                                        --------      ---------  ----------- -----------  -------   ------------
Balance December 31, 2000...............  $10          $160      $348,141     $76,829)    ($123)       $271,359
                                        ========      =========  =========== ===========  ========  ============

The accompanying notes are an integral part of the financial statements.

Chelsea Property Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)

                                                                           Year ended December 31,
                                                                   2000               1999            1998
                                                           ---------------    -------------    ---------------

   Cash flows from operating activities
   Net income..............................................     $45,780          $38,281            $21,350
   Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation and amortization......................      42,978           39,716             32,486
        Equity in earnings of unconsolidated investments...      (3,505)             (88)                 -
        Loss from Chelsea Interactive......................       2,364                -                  -
        Minority interest in net income....................      14,606            9,275              3,803
        Write-off new development costs....................         869                -                  -
        Proceeds from non-compete receivable...............       4,600            4,600                  -
        Amortization of non-compete revenue................      (5,136)          (5,136)              (856)
        Additions to deferred lease costs..................      (2,708)          (2,771)            (3,178)
        Loss on writedown of assets........................           -              694             15,713
        Extraordinary loss on early extinguishment of debt.           -                -                345
        Other operating activities.........................        (531)             511                460
        Changes in assets and liabilities:
         Straight-line rent receivable.....................      (1,536)          (1,554)            (1,900)
         Other assets......................................      (8,854)          (3,076)             1,094
         Accounts payable and accrued expenses.............      15,620            7,050              9,414
                                                           ---------------    -------------    ---------------
   Net cash provided by operating activities...............     104,547           87,502             78,731

   Cash flows from investing activities
   Additions to rental properties..........................     (59,980)         (62,119)          (116,339)
   Additions to investments in joint ventures..............     (62,726)         (21,388)                 -
   Additions to deferred development costs.................         (31)            (753)            (3,468)
   Proceeds from sale of center............................       3,372            4,483                  -
   Loans to related parties................................          (3)          (2,213)                 -
   Payments from related parties...........................           -            4,500                  -
                                                           ---------------    -------------    ---------------
   Net cash used in investing activities...................    (119,368)         (77,490)          (119,807)

   Cash flows from financing activities
   Debt proceeds...........................................     246,526           49,000            154,000
   Repayments of debt......................................    (151,750)         (69,000)           (68,000)
   Distributions...........................................     (67,830)         (60,752)           (56,366)
   Additions to deferred financing costs...................      (3,320)            (679)            (1,695)
   Net proceeds from sale of common stock..................         369            7,335              8,287
   Net proceeds from sale of preferred units...............           -           63,315                  -
   Other financing activities..............................           -                -                (57)
                                                           ---------------    -------------    ---------------
   Net cash provided by (used in) financing activities.....      23,995          (10,781)            36,169

   Net increase (decrease) in cash and cash equivalents....       9,174             (769)            (4,907)
   Cash and cash equivalents, beginning of period..........       8,862            9,631             14,538
                                                           ---------------    -------------    ---------------
   Cash and cash equivalents, end of period................     $18,036           $8,862             $9,631
                                                           ===============    =============    ===============
The accompanying notes are an integral part of the financial statements.

Notes to Financial Statements

1. Organization and Basis of Presentation

Organization

Chelsea Property Group, Inc., formerly Chelsea GCA Realty, Inc., (the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”). The Company is the managing general partner of CPG Partners, LP, formerly Chelsea GCA Realty Partnership, LP, (the “Operating Partnership” or “OP”), an operating partnership that has interests in and provides development, leasing, marketing and management services for upscale and fashion-oriented manufacturers’ outlet centers. As of December 31, 2000, the Company had interests in 27 properties in fifteen states and Japan (the “Properties”) that contained approximately 8.2 million square feet of gross leasable area (“GLA”). The Company’s existing portfolio includes properties in or near New York City, Los Angeles, Boston, Washington, D.C., San Francisco, Sacramento, Cleveland, Atlanta, Dallas, Portland (Oregon), Tokyo and Osaka, Japan, or at or near tourist destinations including Palm Springs, the Napa Valley, Orlando, and Honolulu. The Company also has a number of properties under development and expansion.

Basis of Presentation

Virtually, all of the Company’s assets are held by, and all of its operations conducted through, the Operating Partnership. Due to the Company’s ability, as the sole general partner, to exercise financial and operational control over the Operating Partnership, the Operating Partnership is consolidated in the accompanying financial statements. All significant intercompany transactions and accounts have been eliminated in consolidation.

At December 31, 1999 and 1998 the accompanying financial statements include the assets, liabilities and results of operations of the Company, the OP and Chelsea Allen Development, L.P. (“Chelsea Allen”), Cannery Row Associates, and Chelsea GCA Realty, LLC, all wholly owned subsidiaries of the OP. At December 31, 2000 the accompanying financial statements also include the assets, liabilities and results of operations of Chelsea Financing Partnership, L.P. (“Chelsea Financing”), a wholly owned subsidiary of the OP.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2000 and 1999 using available market information and appropriate valuation methodologies. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since such date and current estimates of fair value may differ significantly from the amounts presented herein.

2. Summary of Significant Accounting Principles

Rental Properties

Rental properties are presented at cost net of accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The Company uses 25-40 year estimated lives for buildings, and 15- and 5-7 year estimated lives for improvements and equipment, respectively. Expenditures for ordinary maintenance and repairs are charged to operations as incurred, while significant renovations and enhancements that improve and/or extend the useful life of an asset are capitalized and depreciated over the estimated useful life. Statement of Financial Accounting Standards No. 121 (“SFAS No. 121”), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires that the Company review real estate assets for impairment wherever events or changes in circumstances indicate that the carrying value of assets to be held and used may not be recoverable. Impaired assets are reported at the lower of cost or fair value. Assets to be disposed of are reported at the lower of cost or fair value less cost to sell. No impairment writedown was required at December 31, 2000.

Gains and losses from sales of real estate are recorded when title is conveyed to the buyer, subject to the buyer's financial commitment being sufficient to provide economic substance to the sale.

Cash and Equivalents

All demand and money market accounts and certificates of deposit with original terms of three months or less from the date of purchase are considered cash equivalents. At December 31, 2000 and 1999 cash equivalents consisted of repurchase agreements, commercial paper, “U.S.” Government agency securities, bank liabilities and other corporate and municipal obligations which matured between January and March of the following year. The carrying amount of such investments approximated fair value.

Development Costs

Development costs, including interest, taxes, insurance and other costs incurred in developing new properties, are capitalized. Upon completion of construction, development costs are amortized on a straight-line basis over the useful lives of the respective assets. Development costs related to inactive projects are expensed at such time as the project is deemed abandoned.

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

Deferred Lease Costs

Deferred lease costs consist of fees and direct internal costs incurred to initiate and renew operating leases, and are amortized on a straight-line basis over the initial lease term or renewal period as appropriate.

Deferred Financing Costs

Deferred financing costs are amortized as interest costs on a straight-line basis over the terms of the respective agreements. Unamortized deferred financing costs are expensed when the associated debt is retired before maturity.

Revenue Recognition

Leases with tenants are accounted for as operating leases. Base rent revenue is recognized on a straight-line basis over the lease term according to the provisions of the lease. The excess of rents recognized over amounts contractually due and unpaid rents are included in other assets in the accompanying balance sheet. Certain lease agreements contain provisions for rents which are calculated on a percentage of sales and recorded on the accrual basis. These rents are accrued monthly once the required thresholds per the lease agreement are exceeded. Virtually all lease agreements contain provisions for additional rents representing reimbursement of real estate taxes, insurance, advertising and common area maintenance costs.

Bad Debt Expense

Bad debt expense included in other expense totaled $0.9 million, $0.8 million and $0.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. The allowance for doubtful accounts included in other assets totaled $1.2 million and $1.0 million at December 31, 2000 and 1999, respectively.

Income Taxes

The Company is taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, commencing with the tax year ended December 31, 1993. As a REIT, the Company generally is not subject to federal income tax. To maintain qualification as a REIT, the Company must distribute at least 95% of its REIT taxable income to its stockholders (decreasing to 90% effective January 1, 2001) and meet certain other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state and local taxes on its income and property. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. At December 31, 2000 and 1999, the Company was in compliance with all REIT requirements and was not subject to federal income taxes.

Net Income Per Common Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock of 0.2 million in 2000, 1999 and 1998.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

   (In thousands, except per share amounts)                          2000              1999              1998
                                                                -------------     -------------     -------------
   Numerator
   Numerator for basic and diluted earnings per share -
      net income available to common shareholders..........       $41,592           $34,093           $17,162

   Denominator
   Denominator for basic earnings per share - weighted
      average shares.......................................        15,940            15,742            15,440
   Effect of dilutive securities:
      Stock options........................................           186               166               232
   Denominator for diluted earnings per share - adjusted
      weighted-average shares and assumed conversions......        16,126            15,908            15,672
   Per share amounts:

      Net income - basic...................................         $2.61             $2.17             $1.11

      Net income - diluted.................................         $2.58             $2.14             $1.10

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

Concentration of Company’s Revenue and Credit Risk

Approximately 23%, 24% and 23% of the Company’s revenues for the years ended December 31, 2000, 1999 and 1998, respectively, was derived from Woodbury Common Premium Outlets. The loss of this center or a material decrease in revenues from the center for any reason may have a material adverse effect on the Company. In addition, approximately 28%, 30% and 34% of the Company’s revenues for the years ended December 31, 2000, 1999 and 1998, respectively, were derived from the Company’s centers in California.

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

Minority Interest

Minority interest is comprised of the following:

•	The common unitholders’ interest in the OP which was issued in exchange for the assets contributed to the OP on November 2, 1993 and additional units exchanged for property acquisitions during 1997. The unitholders’ interest at December 31, 2000 and 1999 was 17.4% (3,352,000 units and 3,357,000 units), respectively. Common shares are reserved for the potential conversion of the units. Units may be exchanged for shares of the Company’s common stock on a one for one basis. Upon exchange, shares are valued at the book value of the units on the date of the exchange. During the years ended December 31, 2000, 1999 and 1998, the Company made the following distributions per unit:

                                          2000         1999        1998
                                       --------     -------     --------
          Distributions per unit         $3.00        $2.88       $2.76
          Return of capital              (0.33)       (0.86)      (0.30)
                                       --------     -------     --------
          Ordinary income               $ 2.67        $2.02       $2.46
                                       ========     =======     ========
•	The preferred unitholder's interest in the OP issued in a private sale of $65 million of Series B Cumulative Redeemable Preferred Units to an institutional investor in September 1999.

Segment Information

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

Comprehensive Income

In 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("Statement 130") which is effective for fiscal years beginning after December 15, 1997. Statement 130 established standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. Statement 130 requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended by FASB Statement No. 137), which is required to be adopted in years beginning after June 15, 2000. Statement 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company will adopt the new Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of the Statement will have a significant effect on its results of operations or financial position.

In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition. SAB 101 discusses the SEC staff views on certain revenue recognition transactions. The Company's revenue recognition policy of percentage rent is in conformity with SAB 101 and accordingly the adoption of the SAB had no effect on the Company's results of operations or financial position.

Reclassifications

Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

3. Rental Properties

The following summarizes the carrying values of rental properties as of December 31 (in thousands):

                                                             2000             1999
                                                     ---------------  --------------
Land and improvements............................        $281,400         $266,441
Buildings and improvements.......................         608,730          552,240
Construction-in-process..........................           5,587           19,288
Equipment and furniture..........................          12,627           10,844
                                                     ---------------  --------------
Total rental property............................         908,344          848,813
Accumulated depreciation and amortization........        (175,692)        (138,221)
                                                     ---------------
                                                                      --------------
Total rental property, net.......................        $732,652         $710,592
                                                     ===============  ==============

Interest costs capitalized as part of buildings and improvements were $5.4 million, $3.1 million and $5.2 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Commitments for land, new construction, development, and acquisitions, excluding separately financed joint venture activity, totaled approximately $12.8 million at December 31, 2000.

Depreciation expense (including amortization of the capital lease) amounted to $38.5 million, $35.6 million and $29.2 million for the years ended December 31, 2000, 1999 and 1998, respectively.

4. Investments in Affiliates

The OP holds interests in several domestic and international joint ventures. Non-controlling investments are accounted for under the equity method. Equity in earnings or losses of these affiliates and related management advisory, license and guarantee fees earned are included in income from unconsolidated investments and loss from Chelsea Interactive in the consolidated financial statements.

On December 22, 2000, the OP and Fortress Registered Investment Trust (“Fortress”) acquired four outlet centers from a competitor, through a joint venture known as F/C Acquisition Holdings, LLC (“F/C Acquisition”) in which the OP has a 49% interest. The total purchase price was $240 million, including the assumption of approximately $174 million of 6.99% fixed-rate non-recourse mortgage debt due in 2008. In connection with the acquisition, the OP made an initial capital contribution of $32.0 million and has recorded a liability for a capital call by F/C Acquisition made on December 29, 2000 for $0.9 million. The four outlet centers contain approximately 1.6 million square feet of gross leasable area and are located in Gilroy, California, Michigan City, Indiana, Waterloo, New York and Kittery, Maine. The Kittery, Maine center is subject to a ground lease that terminates in October 2009 with eight extension options of five years each. The OP is primarily responsible for the day-to-day operations of the joint venture. Under the terms of the three-year renewable Property Management Agreement, the OP and its subsidiary are compensated for management and leasing services. Under the terms of the Partnership Agreement with Fortress net income or loss and distributions are allocated in accordance with the members’ equity interests. The OP’s total investment in F/C Acquisition as of December 31, 2000 was $33.1 million. During the year ended December 31, 2000 the OP recognized $0.2 million in equity in earnings.

In June 1999, the OP entered into an agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan. The OP has a 40% interest in the joint venture which is known as Chelsea Japan Co., Ltd. (“Chelsea Japan”). In conjunction with the agreement, the OP contributed $1.7 million in equity and will provide its share of construction financing and/or loan guarantees. Chelsea Japan opened its initial project, the 220,000 square-foot first phase of Gotemba Premium Outlets, on July 13, 2000. Gotemba is located on the Tomei Expressway, approximately 60 miles west of Tokyo and midway between Mt. Fuji and the Hakone resort area. Chelsea Japan opened its second project, the 180,000 square-foot first phase of Rinku Premium Outlets on November 23, 2000. The center is located outside Osaka, the second-largest city in Japan. The OP’s total investment in Japan as of December 31, 2000 and 1999 was $6.4 million and $3.7 million, respectively. During the year ended December 31, 2000 the OP recognized $0.8 million in equity in earnings and $2.4 million in management advisory, license and guarantee fees, net of the Company’s 40% ownership elimination.

In May 1997, the OP and Simon Property Group, Inc. (“Simon”) entered into a joint venture agreement to develop and acquire high-end outlet centers in the United States. The OP and Simon agreed to be co-managing general partners, each with 50% ownership interest in the joint venture and any entities formed with respect to a specific project; the OP has primary responsibility for the day-to-day activities of each center. The first completed project, Orlando Premium Outlets (“OPO”), a 428,000 square foot 50/50 joint venture began a phased opening at the end of May 2000. OPO is located on Interstate 4, midway between Walt Disney World/EPCOT and Sea World in Orlando. The OP also receives a fee for managing OPO based on gross revenues. The OP’s total investment in OPO as of December 31, 2000 and 1999 was $13.4 million and $12.5 million, respectively. During the year ended December 31, 2000 the OP recognized $2.4 million in equity in earnings, $0.6 million in management fees and recorded $2.1 million in partner distributions, of which $0.9 million was receivable at December 31, 2000.

The Company has minority interests ranging from 5 to 15% in several outlet centers and outlet development projects in Europe. Four outlet centers, containing approximately 500,000 square feet of GLA, including Bicester Village outside of London, England, La Roca Company Stores outside of Barcelona, Spain, Las Rozas Village outside Madrid, Spain and La Vallee near Disneyland Paris are currently open and operated by Value Retail PLC and its affiliates. There is more new center development planned and one new European project is under construction and expected to open by the end of 2001. The Company has also agreed to provide up to $22 million in limited debt service guarantees under a standby facility for loans arranged by Value Retail PLC to construct outlet centers in Europe. The term of the standby facility is three years and expires in October 2001. Guarantees shall not be outstanding for longer than five years after project completion. As of February 2001, the Company has provided limited debt service guarantees of approximately $13.1 million for three projects. The Company’s total investment in Europe as of December 31, 2000 and 1999 was $4.7 million and $4.5 million, respectively.

Through an unconsolidated investment, Chelsea Interactive, Inc. (“Chelsea Interactive”), the Company has been developing a new technology-based e-commerce platform. This platform provides fashion and other retail brands their own customized direct-to-the-consumer Internet online stores, incorporating e-commerce design, development, fulfillment and customer services. In consideration for such services, Chelsea Interactive will receive a percentage of each brand’s online sales. There is no assurance that this concept will be successful or the future impact this will have on the Company’s financial condition or results of operations. As of December 31, 2000, the Company had invested approximately $30 million in Chelsea Interactive to build the platform and recognized $2.4 million in losses generally comprised of depreciation, selling, general administrative and maintenance expenses.

5. Deferred Costs

The following summarizes the carrying amounts for deferred costs as of December 31 (in thousands):

                                                           2000          1999
                                                     ------------  ------------

Lease costs.........................................    $22,546       $19,838
Financing costs.....................................     14,875        11,557
Development costs...................................        129           967
Other...............................................        871         1,172
                                                     ------------  ------------
Total deferred costs................................     38,421        33,534
Accumulated amortization............................    (23,535)      (19,244)
                                                     ------------  ------------
Total deferred costs, net...........................    $14,886       $14,290
                                                     ============  ============

6. Properties Held for Sale

As of December 31, 1999, properties held for sale represented the fair value, less estimated costs to sell, of Solvang Designer Outlets (“Solvang”).

During the second quarter of 1998, the Company accepted an offer to purchase Solvang, a 51,000 square foot center in Solvang, California, for a net selling price of $5.6 million. The center had a book value of $10.5 million, resulting in a writedown of $4.9 million in the second quarter of 1998. During the fourth quarter of 1998, the initial purchase offer was withdrawn and the Company received another offer for a net selling price of $4.0 million, requiring a further writedown of $1.6 million. In January 2000, the center was sold for a net selling price of $3.3 million resulting in an additional writedown of $0.7 million recognized in the fourth quarter of 1999. For the year ended December 31, 1999, Solvang accounted for less than 1% of the Company’s revenues and net operating income.

7. Non-Compete Agreement

The Company announced in October 1998 that it sold its interest in and terminated the development of Houston Premium Outlets, a joint venture project with Simon. Under the terms of the agreement, the Company will receive non-compete payments totaling $21.4 million from The Mills Corporation; $3.0 million was received at closing, three of four annual installments of $4.6 million have been received timely and the final installment is due on January 2, 2002. The revenue is being recognized on a straight-line basis over the term of the non-compete agreement and the Company recognized income of $5.1 million during the years ended December 31, 2000 and 1999 and $0.9 million during the year ended December 31, 1998. Such amounts are included in other income.

8. Debt

The Company has a $160 million senior unsecured bank line of credit (the “Senior Credit Facility”). The Senior Credit Facility had an initial expiration date of March 30, 2001 and was extended through March 30, 2003. The Company has requested and the lenders are expected to extend the Facility until March 30, 2004. The Company has an annual right to request a one-year extension of the Senior Credit Facility which may be granted at the option of the lenders. The Senior Credit Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.05% (7.65% at December 31, 2000) or the prime rate, at the Company’s option. The LIBOR rate spread ranges from 0.85% to 1.25% depending on the Company’s Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. At December 31, 2000, $130 million was available under the Senior Credit Facility.

The Company also has a $5 million term loan (the “Term Loan”) which carries the same interest rate and maturity as the Senior Credit Facility.

In August 2000, the OP completed a $100 million private placement debt offering to institutional investors consisting of $50 million of 8.375% unsecured term notes due August 2005 (the “8.375% Notes”) and $50 million of 8.625% unsecured term notes due August 2009 (the “8.625% Notes”). The 8.375% Notes were priced to yield 8.44% and the 8.625% Notes were priced to yield 8.66%. Proceeds were used to repay borrowings under the Senior Credit Facility and for general corporate purposes.

In April 2000, Chelsea Financing entered into a $70 million mortgage loan secured by four of its properties, that matures April 2010 and bears interest at a rate equal to LIBOR plus 1.50% (8.24% at December 31, 2000) or prime rate plus 1.00%. The mortgage requires quarterly principal amortization of $0.3 million through April 2005 and $0.5 million thereafter. Net proceeds were used to retire the $60 million term loan due April 30, 2000 and to repay borrowings under the Company’s Senior Credit Facility. At December 31, 2000, $69.3 million was outstanding.

In December 2000 Chelsea Financing entered into an interest rate swap agreement effective January 2, 2001 with a financial institution for a notional amount of $69.3 million to hedge against unfavorable fluctuations in the LIBOR rates of its secured mortgage loan facility. The hedge has a 5.7625% fixed rate plus the 1.50% spread results in a fixed interest rate of 7.2625% until January 1, 2006.

In February 2000, Chelsea Allen entered into a $40.0 million construction loan facility that will be used to fund the Allen Premium Outlets project. The loan, which matures February 2003, bears interest on the outstanding balance at a rate equal to LIBOR plus 1.625% (8.23% at December 31, 2000) and is guaranteed by the Company and the OP. At December 31, 2000, $21.5 million was outstanding.

In October 1997, the OP completed a $125 million debt offering of 7.25% unsecured term notes due October 2007 (the "7.25% Notes"). The 7.25% Notes were priced to yield 7.29%.

In January 1996, the OP completed a $100 million offering of 7.75% unsecured term notes due January 2001 (the “7.75% Notes”), which were guaranteed by the Company. The five-year non-callable 7.75% Notes were priced to yield 7.85%.

On January 26, 2001 the OP completed a $150 million offering of 8.25% senior unsecured term notes due February 2011 (the “8.25% Notes”). The 8.25% Notes were priced to yield 8.396%. Proceeds were used to payoff the $100 million 7.75% Notes which matured in January 2001, repay borrowings under the Senior Credit Facility and for general corporate purposes.

Following is a schedule of the estimated fair value of the Company’s debt using current broker quotations at December 31, 2000 (in thousands):

                                Carrying         Principal         Estimated
 Description                      Value           Balance         Fair Value
 ---------------------------  --------------   ---------------   --------------

 Fixed Rate Debt                 $324,542         $325,000          $323,140
 Variable Rate Debt               125,811          125,811           125,811
 Interest Rate Swap                 --              69,250                70

Interest paid, excluding amounts capitalized, was $21.7 million, $24.1 million and $19.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Following is a schedule of the Company's debt maturities as of December 31, 2000:

2001............     $100,987
2002............        1,000
2003............       57,561
2004............        1,000
2005............       51,277
Thereafter......      238,528
                  --------------
                     $450,353
                  ==============

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

10. Preferred Stock

In October 1997, the Company issued 1.0 million shares of non-voting 8.375% Series A Cumulative Redeemable Preferred Stock (the “Preferred Stock”), par value $0.01 per share, having a liquidation preference of $50.00 per share. The Preferred Stock has no stated maturity and is not convertible into any other securities of the Company. The Preferred Stock is redeemable on or after October 15, 2027 at the Company’s option. Net proceeds from the offering were, which were contributed to the OP for preferred units, used to repay borrowings under the Company’s Credit Facilities.

11. Lease Agreements

The Company is the lessor and sub-lessor of retail stores under operating leases with term expiration dates ranging from 2001 to 2015. Most leases are renewable for five years after expiration of the initial term at the lessee’s option. Future minimum lease receipts under non-cancelable operating leases as of December 31, 2000, exclusive of renewal option periods, were as follows (in thousands):

2001............     $111,678
2002............      103,727
2003............       88,674
2004............       72,628
2005............       54,440
Thereafter......      121,116
                  --------------
                     $552,263
                  ==============

In 1987, a predecessor partnership entered into a lease agreement for property in California. Land was estimated to be approximately 37% of the fair market value of the property, and accordingly the portion of the lease attributed to land is classified as an operating lease. The portion attributed to building is classified as a capital lease as the present value of payments related to the building exceeded 90% of its fair value at inception of the lease. The initial lease term is 25 years with two options of 5 and 4 1/2 years, respectively. The lease provides for additional rent based on specific levels of income generated by the property. No additional rental payments were incurred during 2000, 1999 or 1998. The Company has the option to cancel the lease upon six months written notice and six months advance payment of the then fixed monthly rent. If the lease is canceled, the building and leasehold improvements revert to the lessor. In August 1999, the Company amended its capital lease resulting in a writedown of the asset and obligation of $2.7 million and $6.0 million, respectively. The difference of $3.3 million will be recognized on a straight-line basis over the remaining term of the amended lease which ends December 2004.

Operating Leases

Future minimum rental payments under operating leases for land and administrative offices as of December 31, 2000 were as follows (in thousands):

2001...........        $1,265
2002...........         1,212
2003...........         1,204
2004...........         1,209
2005...........           655
                    -----------
                       $5,545
                    ===========

Rental expense amounted to $0.6 million, $0.9 million and $1.0 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Capital Lease

A leased property included in rental properties at December 31 consists of the following (in thousands):

                                                        2000              1999
                                                 ---------------   ---------------

Building.....................................         $6,796            $6,796
Less accumulated amortization................         (5,175)           (4,830)
                                                 ---------------   ---------------
Leased property, net.........................         $1,621            $1,966
                                                 ===============   ===============

Amortization expense on capital lease of $0.3 million for the years ended December 31, 2000, 1999 and 1998 is included in depreciation and amortization expense in the financial statements.

Future minimum payments under the capitalized building lease, including the present value of net minimum lease payments as of December 31, 2000 are as follows (in thousands):

2001.......................................................              $819
2002.......................................................               819
2003.......................................................               819
2004.......................................................               819
                                                                 --------------
Total minimum lease payments...............................             3,276
Amount representing interest...............................              (562)
                                                                 --------------
Present value of net minimum capital lease payments........            $2,714
                                                                 ==============

12. Commitments and Contingencies

In February 1999, OPO entered into an $82.5 million construction loan agreement which matures March 2002 and bears interest at LIBOR plus 1.50% (8.07% at December 31, 2000). On October 2000 the loan was amended to reduce the lender’s commitment to $66.0 million. The loan is 25% guaranteed by each of the Company and Simon and as of December 31, 2000, $56.5 million was outstanding. Increases in debt service coverage ratio provide for a decreased guarantee to 10% and LIBOR interest rate spreads ranging from 130 to 150 basis points.

In October 1999, an equity investee of the Company entered into a 4 billion yen (approximately US $35.0 million) line of credit guaranteed by the Company and OP to fund its share of Chelsea Japan’s construction costs. The line of credit bears interest at yen LIBOR plus 1.35% (2.04% at December 31, 2000) and matures April 2002. At December 31, 2000, 1.32 billion yen (approximately US $11.5 million) was outstanding under the loan. In March 2000, Chelsea Japan entered into a 3.8 billion yen (approximately US $33.2 million) loan with a Japanese bank to fund construction costs. As of December 31, 2000, the entire facility was outstanding and bears interest at 2.20%. The loan is secured by the properties under construction and is 40% guaranteed by the Company.

In November 1998, the Company agreed under a standby facility to provide up to $22 million in limited debt service guarantees for loans provided to Value Retail PLC and affiliates, to construct outlet centers in Europe. The term of the standby facility is three years and guarantees shall not be outstanding for longer than five years after project completion. As of December 31, 2000, the Company has provided guarantees of approximately $13.1 million for three projects.

Other assets includes $3.5 million and $6.2 million in 2000 and 1999, respectively, and accrued expenses and other liabilities include $17.6 million and $15.6 million in 2000 and 1999, respectively, related to a deferred unit incentive program with certain key officers to be paid in 2002. Also included is $7.4 million in 2000 and $12.0 million in 1999 related to the present value of future payments to be received from The Mills Corporation under the Houston non-compete agreement.

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

13. Related Party Information

During the second quarter of 1999, the OP established a $6 million secured loan facility for the benefit of certain unitholders. At December 31, 2000 and 1999, loans made to two unitholders totaled $2.2 million. Each unitholder issued a note that is secured by OP units, bears interest at a rate of LIBOR plus 200 basis points per annum, payable quarterly, and is due June 2004. The carrying amount of such loans approximated fair value at December 31, 2000 and 1999. In January 2001 one of the loans was repaid at $1.2 million plus accrued interest.

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

The Company had space leased to related parties of approximately 56,000 square feet during the years ended December 31, 2000, 1999 and 1998. Rental income from those tenants, including reimbursement for taxes, common area maintenance and advertising, totaled $1.9 million during the year ended December 31, 2000 and $1.8 million during the years ended December 31, 1999 and 1998.

At December 31, 2000 the Company had receivables from equity investees of $6.7 million that is included in other assets.

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

15. Stock Option Plans

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

The Company’s 1993 Stock Option Plan (the “1993 Plan”) provides for an aggregate of 1.4 million authorized shares reserved for issuance. The Company’s 2000 Stock Option Plan (the “2000 Plan”) was adopted by the Board of Directors in March 2000 and also provides for an aggregate of 1.4 million authorized shares reserved for issuance. Under both Plans, the exercise price per share of initial grants of non-qualified options will be fixed by the Compensation Committee on the date of grant. The exercise price per share of incentive stock options will not be less than the fair market value of the common stock on the date of grant, except in the case of incentive stock options granted to individuals owning more than 10% of the total voting shares of the Company. Their exercise price will be at least 110% of the fair market value at the date of grant. Non-qualified and incentive stock options are exercisable for a period of ten years from the date of grant. Under the 1993 Plan, 20% of the options may be exercised on the first anniversary of the grant date and an additional 20% may be exercised on or after each of the second through fifth anniversaries. Under the 2000 Plan, options shall be exercisable by the holder at such times as may be fixed by the Compensation Committee.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000 and 1998, respectively: risk-free interest rate of 6% and dividend yield of 8% for both years; volatility factor of the expected market price of the Company’s common stock based on historical results of 0.397 and 0.164, respectively, and an expected life of the option of four years for the 1993 Plan and three years for the 2000 Plan. The Company granted options during 2000 of 15,000 shares at $30.25 on January 3, 2000 under the 1993 Plan and 480,000 shares at $27.81 on April 1, 2000 under the 2000 Plan which expire in 2010. No options were granted during 1999.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands except for earnings per share information):

                                                     2000       1999        1998
                                                     ----       ----        ----

             Pro forma net income                 $40,467    $33,853     $16,884
             Pro forma earnings per share:
                  Basic                             $2.54      $2.15       $1.09
                  Diluted                           $2.51      $2.13       $1.08

A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                               2000                    1999                     1998
                                               ----                    ----                     ----
                                      Options     Wtd-avg     Options      Wtd-avg     Options     Wtd-avg
                                      (000's)    Ex. price    (000's)     Ex. price    (000's)    Ex. price
                                      -------    ---------    -------     ---------    -------    ---------

Outstanding beginning of year          1,009.2       $29.26    1,061.6       $28.97       829.8       $26.16
Granted                                  495.0       $27.89         -            -        280.0       $36.33
Exercised                                (18.1)      $23.38      (52.4)      $23.38       (36.2)      $23.38
Forfeited                                   -            -          -            -        (12.0)      $23.38
                                    -------------           -------------            -------------

Outstanding end of year                1,486.1       $28.87    1,009.2       $29.26     1,061.6       $28.97

Exercisable at end of year               786.1       $27.40      695.2       $26.35       540.2       $25.36

Weighted average fair value of
  options granted during the year       $5.26                    -                       $2.35

Exercise prices for options outstanding as of December 31, 2000 ranged from $23.38 to $38.69 per share. The weighted average remaining contractual life of the options was 6.5 years.

16. Employee Stock Purchase Plan

The Company's Board of Directors and shareholders approved an Employee Stock Purchase Plan (the "Purchase Plan"), effective July 1, 1998. The Purchase Plan covers an aggregate of 500,000 shares of common stock. Eligible employees have been in the employ of the Company or a participating subsidiary for five months or more and customarily work more than 20 hours per week. The Purchase Plan excludes employees who are "highly compensated employees", as defined, or own 5% or more of the voting power of the Company's stock. Eligible employees will purchase shares through automatic payroll deductions up to a maximum of 10% of weekly base pay. The Purchase Plan will be implemented by consecutive three-month offerings (each an "Option Period"). The price at which shares may be purchased shall be the lower of (a) 85% of the fair market value of the stock on the first day of the Option Period or (b) 85% of the fair market value of the stock on the last day of the Option Period. As of December 31, 2000, 40 employees were enrolled in the Purchase Plan and $5,500 expense has been incurred and is included in the Company's general and administrative expense. The Purchase Plan will terminate after five years unless terminated earlier by the Board of Directors.

17. 401(k) Plan

The Company maintains a defined contribution 401(k) savings plan (the "Plan"), which was established to allow eligible employees to make tax-deferred contributions through voluntary payroll withholdings. All employees of the Company are eligible to participate in the Plan after completing one year of service and attaining age 21. Employees who elect to enroll in the Plan may elect to have from 1% to 15% of their pre-tax gross pay contributed to their account each pay period. As of January 1, 1998 the Plan was amended to include an employer discretionary matching contribution in an amount not to exceed 100% of each participant's first 6% of yearly compensation to the Plan. Matching contributions of approximately $141,000 in 2000 and $97,000 in 1999 are included in the Company's general and administrative expense.

18. Extraordinary Item

Deferred financing costs of $0.3 million (net of minority interest of $62,000) for the year ended December 31, 1998 were expensed as a result of early debt extinguishment, and are reflected in the accompanying financial statements as an extraordinary item.

19. Quarterly Financial Information (Unaudited)

The following summary represents the results of operations, expressed in thousands except per share amounts, for each quarter during 2000 and 1999:

                                                  March 31       June 30       September 30      December 31
                                                ------------- --------------- ---------------- ----------------
2000
----
Base rental revenue............................    $26,252       $26,607          $26,867          $28,397
Total revenues.................................     39,595        42,050           44,566           53,692
Net income available to common shareholders....      7,781         8,720           10,894           14,197
Net income per weighted average
     common share (diluted)....................      $0.49         $0.54            $0.67            $0.88
1999
----
Base rental revenue............................    $24,555       $24,580          $24,687          $25,016
Total revenues.................................     36,963        38,880           40,384           46,699
Net income available to common shareholders....      7,380         7,671            8,540           10,502
Net income per weighted average
     common share (diluted)....................      $0.47         $0.48            $0.53            $0.66

20. Non-Cash Financing Activities

In December 2000, 1999 and 1998, the Company declared distributions per share of $0.75, $0.72 and $0.69 for each year, respectively. The limited partners' distributions were paid in January of each subsequent year.

                                                                 Chelsea Property Group, Inc.
                                              Schedule III-Consolidated Real Estate and Accumulated Depreciation
                                                      for the year ended December 31, 2000 (in thousands)

                                                               Cost Capitalized
                                                                 (Disposed of)           Step-Up Related
                                                                  Subsequent             to Acquisition
                                         Initial Cost           to Acquisition           of Partnership
                                          to Company            (Improvements)             Interest(1)
                                       --------------------   ---------------------  ----------------------
                                                Buildings,              Buildings,               Buildings,
  Description                Encum-            Fixtures and           Fixtures and             Fixtures and
Outlet Center Name           brances   Land      Equipment      Land    Equipment       Land     Equipment
------------------------------------------------------------------------------------------------------------
Woodbury Common, NY           $  -     $4,448     $16,073    $4,967     $124,057      $   -       $   -
Waikele, HI                      -     22,800      54,357         -        1,507          -           -
Wrentham, MA                     -        157       2,817     4,109       77,193          -           -
Desert Hills, CA                 -        975           -     2,376       61,343        830       4,936
Leesburg, VA                     -      6,296           -      (656)      71,313          -           -
Camarillo, CA                    -      4,000           -     5,253       53,484          -           -
North Georgia, GA                -      2,960      34,726      (191)      21,409          -           -
Clinton, CT                      -      4,124      43,656         -        1,393          -           -
Folsom, CA                    - (2)     4,169      10,465     2,692       26,178          -           -
Petaluma Village, CA             -      3,735           -     2,934       30,795          -           -
Liberty Village, NJ              -        345         405     1,111       19,954     11,015       2,195
Napa, CA                      - (2)     3,456       2,113     7,908       18,273          -           -
Aurora, OH                       -        637       6,884       879       20,173          -           -
Columbia Gorge, OR            - (2)       934           -       428       13,543        497       2,647
Santa Fe, NM                     -         74           -     1,300       11,942        491       1,772
American Tin Cannery, CA     2,714          -       8,621         -        5,306          -            -
Allen, TX                        -      8,938       2,068      (834)      21,639          -           -
Patriot Plaza, VA                -        789       1,854       976        4,268          -           -
Mammoth Lakes, CA                -      1,180         530         -        2,418        994       1,430
Corporate Offices, NJ, CA        -          -          60         -        4,140          -           -
St. Helena, CA                - (2)     1,029       1,522       (25)         569         38          78
Chicago, IL                      -        100           -         -            -          -           -

                         ----------------------------------------------------------------------------------
                           $71,964    $71,146    $186,151   $33,227     $590,897    $13,865     $13,058
                         ==================================================================================

                             Gross Amount Carried
                             At Close of Period                                            Life Used to
                              December 31, 2000                                              Compute
                             --------------------                                          Depreciation
                                       Buildings,                                            in Latest
  Description                        Fixtures and            Accumulated      Date of         Income
Outlet Center Name            Land     Equipment    Total    Depreciation  Construction      Statement
-------------------------------------------------------------------------------------------------------
Woodbury Common, NY          $9,415     $140,130   $149,545     $37,102  `85, `93, '95, `98       30
Waikele, HI                  22,800       55,864     78,664       7,012          `98              40
Wrentham, MA                  4,266       80,010     84,276      10,254        `95-`00            40
Desert Hills, CA              4,181       66,279     70,460      21,570     `90, `94-`95,         40
                                                                               '97-`98
Leesburg, VA                  5,640       71,313     76,953       6,699        `96-`00            40
Camarillo, CA                 9,253       53,484     62,737      10,605        `94-`99            40
North Georgia, GA             2,769       56,135     58,904      11,636        `95-`99            40
Clinton, CT                   4,124       45,049     49,173      11,346        `95-'96            40
Folsom, CA                    6,861       36,643     43,504       8,805  `90,`92,'93,`96-'97,'00  40
Petaluma Village, CA          6,669       30,795     37,464       7,934     `93, '95-`96          40
Liberty Village, NJ          12,471       22,554     35,025       6,228     '81, '97-'98          30
Napa, CA                     11,364       20,386     31,750       5,542     `62, `93, `95         40
Aurora, OH                    1,516       27,057     28,573       6,727  `90, `93, `94, '95       40
Columbia Gorge, OR            1,859       16,190     18,049       4,780       `91, `94            40
Santa Fe, NM                  1,865       13,714     15,579       3,222       '93, `98            40
American Tin Cannery, CA          -       13,927     13,927       8,621       '87, `98             5
Allen, TX                     8,104      23,707      31,811         268        `99-`00             -
Patriot Plaza, VA             1,765        6,122      7,887       2,257     `86, '93, `95         40
Mammoth Lakes, CA             2,174        4,378      6,552       1,637          `78              40
Corporate Offices, NJ, CA         -        4,200      4,200       2,823           -                5
St. Helena, CA                1,042        2,169      3,211         624          `83              40
Chicago, IL                     100           -         100           -           -                -

                         -------------------------------------------------
                           $118,238     $790,106   $908,344    $175,692
                         =================================================

The aggregate cost of the land, building, fixtures and equipment for federal tax purposes was approximately $910 million at December 31, 2000.

(1)	As part of the formation transaction assets acquired for cash have been accounted for as a purchase.
The step-up represents the amount of the purchase price that exceeds the net book value of the assets acquired.

(2)	Projects encumbered by mortgage totaling $69.3 million at December 31, 2000.

Chelsea Property Group, Inc.
Schedule III-Consolidated Real Estate
and Accumulated Depreciation (continued)
(in thousands)

The changes in total real estate:

                                                                   Year ended December 31,
                                                            2000                 1999                 1998
                                                  ----------------     -----------------    -----------------

Balance, beginning of period............                $848,813             $792,726             $708,933
Additions...............................                  61,188               59,334              114,342
Dispositions and other..................                  (1,657)              (3,247)             (30,549)
                                                  ----------------     -----------------    -----------------
Balance, end of period..................                $908,344             $848,813             $792,726
                                                  ================     =================    =================

The changes in accumulated depreciation:

                                                                   Year ended December 31,
                                                            2000                 1999                 1998
                                                  ----------------     -----------------    -----------------

Balance, beginning of period............                $138,221             $102,851              $80,244
Additions...............................                  38,539               35,619               29,176
Dispositions and other..................                  (1,068)                (249)              (6,569)
                                                  ----------------     -----------------    -----------------
Balance, end of period..................                $175,692             $138,221             $102,851
                                                  ================     =================    =================

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd of March 2001.

CHELSEA PROPERTY GROUP, INC. By: /s/ DAVID C. BLOOM David C. Bloom, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ DAVID C. BLOOM David C. Bloom	Chairman of the Board and Chief Executive Officer	March 23, 2001

/S/ WILLIAM D. BLOOM William D. Bloom	Vice Chairman	March 23, 2001

/S/ LESLIE T. CHAO Leslie T. Chao	President	March 23, 2001

/S/ MICHAEL J. CLARKE Michael J. Clarke	Chief Financial Officer	March 23, 2001

/S/ BRENDAN T. BYRNE Brendan T. Byrne	Director	March 23, 2001

/S/ ROBERT FROMMER Robert Frommer	Director	March 23, 2001

/S/ BARRY M. GINSBURG Barry M. Ginsburg	Director	March 23, 2001

/S/ PHILIP D. KALTENBACHER Philip D. Kaltenbacher	Director	March 23, 2001

/S/ REUBEN S. LEIBOWITZ Reuben S. Leibowitz	Director	March 23, 2001