Form 10-Q
period 2001-06-30
CHELSEA PROPERTY GROUP INC
filed 2001-08-14
CIK 911215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

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

The number of shares outstanding of the registrant's common stock, $0.01 par value was 16,736,003 at August 6, 2001.

Chelsea Property Group, Inc.

Index

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)	Page

Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000	3

Condensed Consolidated Statements of Income for the three and six months ended June 30, 2001 and 2000	4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000	5

Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Part II. Other Information

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 6.	Exhibits and Reports on Form 8-K	22

Signatures	23

Item 1. Financial Statements

Chelsea Property Group, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

                                                                           June 30,     December 31,
                                                                            2001                2000
                                                                     -----------------  -----------------
Assets                                                                 (Unaudited)
Rental properties:
     Land............................................................     $ 118,613          $ 118,238
     Depreciable property............................................       801,007            790,106
                                                                     -----------------  -----------------
Total rental property................................................       919,620            908,344
Accumulated depreciation.............................................      (196,253)          (175,692)
                                                                     -----------------  -----------------
Rental properties, net...............................................       723,367            732,652
Cash and cash equivalents............................................        42,349             18,036
Investments in affiliates............................................        94,692             89,062
Notes receivable-related parties.....................................           490              2,216
Deferred costs, net..................................................        17,038             14,886
Other assets.........................................................        37,090             44,462
                                                                     -----------------  -----------------
Total assets.........................................................     $ 915,026          $ 901,314
                                                                     =================  =================

Liabilities and stockholders' equity
Liabilities:
     Unsecured bank debt.............................................     $  5,035           $ 35,035
     Unsecured Notes due 2001 - 2011.................................      373,221            324,542
     Mortgage debt...................................................       95,407             90,776
     Construction payables...........................................        7,783             10,001
     Accounts payable and accrued expenses...........................       37,834             43,507
     Obligation under capital lease..................................        2,428              2,714
     Accrued dividend and distribution payable.......................       16,484              3,910
     Other liabilities...............................................       12,606             18,267
                                                                     ----------------  -----------------
Total liabilities....................................................      550,798            528,752

Commitments and contingencies

Minority interest....................................................       97,435            101,203

Stockholders' equity:
     8.375% series A cumulative redeemable preferred stock, $0.01 par value, authorized 1,000 shares, issued and outstanding
       1,000 shares in 2001 and 2000 (aggregate liquidation
       preference $50,000)...........................................           10                 10
     Common stock, $0.01 par value, authorized 50,000 shares,
       issued and outstanding 16,190 in 2001 and 15,957 in 2000......          162                160
     Paid-in-capital.................................................      351,591            348,141
     Distributions in excess of net income...........................      (84,095)           (76,829)
     Accumulated other comprehensive loss............................         (875)              (123)
                                                                     -----------------  -----------------
Total stockholders' equity...........................................      266,793            271,359
                                                                     -----------------  -----------------
Total liabilities and stockholders' equity...........................    $ 915,026          $ 901,314
                                                                     =================  =================

The accompanying notes are an integral part of the financial statements.

Chelsea Property Group, Inc.
Condensed Consolidated Statements of Income
for the Three and Six Months Ended June 30, 2001 and 2000
(Unaudited)
(In thousands, except per share data)

                                                                Three Months               Six Months
                                                               Ended June 30,            Ended June 30,
                                                             2001        2000          2001          2000
                                                             ----        ----          ----          ----
Revenues:
   Base rent........................................       $28,651      $26,607        $57,402     $52,858
   Percentage rent..................................         3,029        3,183          5,800       5,749
   Expense reimbursements...........................        11,797       10,231         22,421      19,005
   Other income.....................................         2,820        2,085          5,498       4,033
                                                          ---------     -------       --------     -------
Total revenues......................................        46,297       42,106         91,121      81,645
                                                          ---------     -------       --------     -------

Expenses:
   Operating and maintenance........................        12,608       11,485         24,726      21,340
   Depreciation and amortization....................        11,746       10,329         23,305      21,207
   General and administrative.......................         1,125          982          2,208       1,740
   Other............................................           681          626          1,463       1,164
                                                          ---------     -------       --------     -------
Total expenses......................................        26,160       23,422         51,702      45,451
                                                          ---------     -------       --------     -------

Income before unconsolidated investments,
interest expense and minority interest..............        20,137       18,684         39,419      36,194

Income from unconsolidated investments..............         3,285          389          6,556         444
Loss from Chelsea Interactive.......................          (772)        (275)        (1,970)       (275)
Interest expense....................................        (8,820)      (5,731)       (17,435)    (11,368)
                                                          ---------     --------       -------     -------

Income before minority interest.....................        13,830       13,067         26,570      24,995

Minority interest...................................        (3,309)      (3,300)        (6,496)     (6,401)
                                                          ---------     --------        -------     -------

Net income..........................................        10,521        9,767         20,074      18,594

Preferred dividend..................................        (1,047)      (1,047)        (2,094)     (2,094)
                                                          ---------      -------       --------     -------

Net income to common shareholders...................        $9,474       $8,720        $17,980     $16,500
                                                          =========     ========       ========    =======

Basic:
Net income per common share.........................         $0.59        $0.55          $1.12       $1.04
Weighted average common shares outstanding..........        16,180       15,936         16,119      15,935

Diluted:
Net income per common share.........................         $0.57        $0.54          $1.09       $1.03
Weighted average common shares and equivalents
outstanding.........................................        16,688       16,166         16,571      16,089

The accompanying notes are an integral part of the financial statements.

Chelsea Property Group, Inc.
Condensed Consolidated Statements of Cash Flows
for the Six Months Ended June 30, 2001 and 2000
(Unaudited)
(In thousands)

                                                                              2001               2000
                                                                         --------------     -------------
Cash flows from operating activities
Net income.......................................................            $20,074            $18,594
Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization................................             23,305             21,207
    Equity-in-earnings of unconsolidated investments
      in excess of distributions received........................               (939)              (444)
    Loss from Chelsea Interactive................................              1,970                275
    Minority interest in net income..............................              6,496              6,401
    Proceeds from non-compete receivable.........................              4,600              4,600
    Amortization of non-compete revenue..........................             (2,568)            (2,568)
    Additions to deferred lease costs............................               (417)              (213)
    Other operating activities...................................               (232)                74
    Changes in assets and liabilities:
      Straight-line rent receivable..............................               (647)              (699)
      Other assets...............................................              5,192              8,033
      Accounts payable and accrued expenses......................             (1,585)               830
                                                                          --------------     -------------
Net cash provided by operating activities........................             55,249             56,090
                                                                          --------------     -------------

Cash flows used in investing activities
Additions to rental properties...................................            (13,937)           (30,309)
Additions to investments in affiliates...........................            (15,818)           (13,154)
Additions to other assets........................................             (5,000)              -
Distributions from investments in affiliates in excess
   of earnings...................................................              4,360               -
Additions to deferred development costs..........................             (2,067)               (45)
Proceeds from sale of center.....................................                -                3,372
Payments from related parties....................................              1,726               -
                                                                           --------------     -------------
Net cash used in investing activities............................            (30,736)           (40,136)
                                                                           --------------     -------------

Cash flows used in financing activities
Distributions....................................................            (22,612)           (21,904)
Debt proceeds....................................................            157,664             82,458
Repayments of debt...............................................           (134,500)           (76,250)
Additions to deferred financing costs............................             (1,969)            (2,252)
Net proceeds from sale of common stock...........................              1,217                 92
                                                                           --------------     -------------
Net cash used in financing activities............................               (200)           (17,856)
                                                                           --------------     -------------

Net increase (decrease) in cash and cash equivalents.............             24,313             (1,902)
Cash and cash equivalents, beginning of period...................             18,036              8,862
                                                                           --------------     -------------
Cash and cash equivalents, end of period.........................            $42,349             $6,960
                                                                           ==============     =============

The accompanying notes are an integral part of the financial statements.

Chelsea Property Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Organization and Basis of Presentation

Chelsea Property Group, Inc., formerly Chelsea GCA Realty, Inc., (the "Company") is a self-administered and self-managed real estate investment trust ("REIT"). The Company is the managing general partner of CPG Partners, LP, formerly Chelsea GCA Realty Partnership, LP, (the "Operating Partnership" or "OP"), an operating partnership that has interests in and provides development, leasing, marketing and management services for upscale and fashion-oriented manufacturers' outlet centers. As of June 30, 2001, the Company had interests in 27 properties in fifteen states and Japan (the "Properties") that contained approximately 8.2 million square feet of gross leasable area ("GLA"). The Company's existing portfolio includes properties in or near New York City, Los Angeles, Boston, Washington, D.C., San Francisco, Sacramento, Cleveland, Atlanta, Dallas, Portland (Oregon), Tokyo and Osaka, Japan, or at or near tourist destinations including Palm Springs, the Napa Valley, Orlando, and Honolulu. The Company also has a number of properties under development and expansion.

The Company has developed a new technology-based e-commerce platform through an unconsolidated affiliate, Chelsea Interactive, Inc. ("Chelsea Interactive"). This platform provides fashion and other retail brands with their own customized direct-to-the-consumer Internet online stores, incorporating e-commerce design, development, fulfillment and customer services.

Virtually all of the Company's assets are held by, and all of its operations are conducted through, the OP. Due to the Company's ability, as the sole general partner, to exercise both financial and operational control over the OP, it is consolidated in the accompanying financial statements. All significant intercompany transactions and accounts have been eliminated in consolidation.

Common ownership of the OP as of June 30, 2001 was approximately as follows:

            Company                      83.7%             16,190,000  units
            Unitholders                  16.3%              3,155,000  units
                                       -----------     ---------------
                        Total           100.0%             19,345,000

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

As of January 1, 2001, the adoption of the new standard resulted in derivative instruments reported on the balance sheet as assets of $33,000 and an adjustment of $33,000 to accumulated other comprehensive loss and minority interest.

3. Investments in Affiliates

The Company holds interests in several domestic and international joint ventures including a 49% interest in F/C Acquisition Holdings, LLC ("F/C Acquisition"), a 40% interest in Chelsea Japan Co., Ltd. ("Chelsea Japan"), a 50% interest in Orlando Premium Outlets with Simon Property Group, Inc. ("Simon") and minority interests in outlet centers and development projects in Europe operated by Value Retail PLC ("Value Retail").

Non-controlling investments are accounted for under the equity method. Equity in earnings or losses of these affiliates and related management advisory, license and guarantee fees earned are included in income from unconsolidated investments and loss from Chelsea Interactive in the accompanying consolidated financial statements.

Following is a summary of investment in affiliates accounted for under the equity method as of June 30, 2001 (in thousands):

                           F/C       Chelsea                Chelsea        Value
                          Acq.        Japan      Simon     Interact.       Retail       Other         Total

Balance 12/31/00          $33,079     $6,245    $13,391     $29,899         $4,742      $1,706     $89,062
Additional investment       1,528        142          -       9,334            318           -      11,322
Income from
  uncons. invest. (1)       1,917        560      1,536      (1,970)           110         (81)      2,072
Distributions              (1,567)         -     (6,197)          -              -           -      (7,764)
                        ----------  ---------- ----------  -----------    ---------    ---------  -----------
Balance 6/30/01           $34,957     $6,947     $8,730     $37,263         $5,170      $1,625     $94,692
                        ==========  ========== ==========  ===========    =========    =========  ===========
(1)	Excludes income from fees of $995 from F/C Acquisition, $996 from Chelsea Japan and $523 from Simon.

During the three and six months ended June 30, 2001 and 2000, investments in affiliates contributed to the Company's income from unconsolidated investments as follows (in thousands):

                                                  For the Three Months Ended June 30,
                                       2001                                        2000
                     ---------------------------------------   ---------------------------------------------
                       Inc. from                                  Inc. from
                       Unconsol.                Inc. from         Unconsol.                      Inc. from
                     Inv. Before                Unconsol.       Inv. Before                      Unconsol.
                        Depr.           Depr.     Inv.             Depr.           Depr.           Inv.

F/C Acquisition           $2,088         $660      $1,428        $     -          $     -         $  -
Chelsea Japan              1,304          366         938              -                -            -
Simon                      1,512          566         946            334                -          334
Other                        (27)           -         (27)            55                -           55
                     --------------   ---------  -----------    --------------    ---------    --------------
   Total                  $4,877       $1,592      $3,285           $389          $     -         $389
                     ==============   =========  ===========    ==============    =========    ==============

Chelsea Interactive        ($299)        $473       ($772)         ($192)             $83        ($275)
                     ==============   =========  ===========    ==============    =========    ==============

                                                    For the Six Months Ended June 30,
                                          2001                                             2000
                      ---------------------------------------------    ---------------------------------------------
                       Inc. from                               Inc. from
                       Unconsol.               Inc. from         Unconsol.                      Inc. from
                     Inv. Before               Unconsol.       Inv. Before                      Unconsol.
                        Depr.        Depr.       Inv.             Depr.              Depr.        Inv.

F/C Acquisition         $4,229       $1,317      $2,912            $    -            $     -       $   -
Chelsea Japan            2,175          619       1,556                 -                  -           -
Simon                    3,195        1,136       2,059               334                  -          334
Other                       29            -          29               110                  -          110
                   -------------- ---------    --------------    --------------    ---------    --------------
   Total                $9,628       $3,072      $6,556            $  444               $  -       $  444
                   ============== =========    ==============    ==============    =========    ==============

Chelsea Interactive      ($917)      $1,053     ($1,970)          ($  192)             $ 83       ($ 275)
                   ============== =========    ==============    ==============    =========    ==============

4. Non-Compete Agreement

The Company recognized income from its non-compete agreement with The Mills Corporation of $2.6 million during the six months ended June 30, 2001 and 2000. Such amounts are included in other income.

5. Debt

The Company has a $160 million senior unsecured bank line of credit (the "Senior Credit Facility") that expires on March 30, 2003. The Company has an annual right to request a one-year extension of the Senior Credit Facility which may be granted at the option of the lenders. Lenders representing $145 million extended the Facility until March 30, 2004. The Senior Credit Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (4.92% at June 30, 2001) or the prime rate, at the Company's option. The LIBOR rate spread ranges from 0.85% to 1.25% depending on the Company's Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. At June 30, 2001, the entire $160 million was available under the Senior Credit Facility.

The Company also has a $5 million term loan (the "Term Loan") which carries the same interest rate and maturity as the Senior Credit Facility. A summary of the terms of the Unsecured Notes outstanding as of June 30, 2001 and December 31, 2000 is as follows:

                                                      June 30,              December 31,      Effective
                                                        2001                 2000             Yield (1)
                                               -------------------- ------------------------------------------

7.75% Unsecured Notes due January 2001....           $       -               $99,987             7.85%
8.375% Unsecured Notes due August 2005....              49,888                49,877             8.44%
7.25% Unsecured Notes due October 2007....             124,793               124,776             7.29%
8.625% Unsecured Notes due August 2009....              49,917                49,902             8.66%
8.25% Unsecured Notes due February 2011...             148,623                     -             8.40%
                                               -------------------- ---------------------
   Total                                              $373,221              $324,542
                                               ==================== =====================
(1)	Including discount on the notes

In April 2000, Chelsea Financing entered into a $70 million mortgage loan secured by four of its properties that matures April 2010 and bears interest at a rate equal to LIBOR plus 1.50% (5.56% at June 30, 2001) or prime rate plus 1.00%. The mortgage requires quarterly principal amortization of $0.3 million through April 2005 and $0.5 million thereafter. At June 30, 2001, $68.7 million was outstanding. In December 2000, Chelsea Financing entered into an interest rate swap agreement effective January 2, 2001 with a financial institution for a notional amount of $69.3 million amortizing to $64.1 million to hedge against unfavorable fluctuations in the LIBOR rates of its secured mortgage loan facility. The hedge effectively produces a fixed interest rate of 7.2625% on the notional amount until January 1, 2006. As of June 30, 2001, the Company recognized net interest expense of $0.2 million on the hedge which is included in interest expense.

In February 2000, Chelsea Allen entered into a $40.0 million construction loan facility used to fund phase one of Allen Premium Outlets. The loan matures February 2003, bears interest on the outstanding balance at a rate equal to LIBOR plus 1.375% (5.17% at June 30, 2001) and is secured by the center and guaranteed by the Company and the OP. At June 30, 2001, $26.7 million was outstanding.

Interest and loan costs of approximately $0.5 million and $1.1 million were capitalized as development costs during the three months ended June 30, 2001 and 2000, respectively; and approximately $1.1 million and $2.2 million during the six months ended June 30, 2001 and 2000, respectively.

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

To manage interest rate and foreign currency risk, the Company may employ options, forwards, interest rate swaps, caps and floors or a combination thereof depending on the underlying exposure. The Company undertakes a variety of borrowings including lines of credit, medium- and long-term financings. To reduce overall interest cost, the Company may use interest rate instruments, typically interest rate swaps, to convert some or all of its variable rate debt to fixed rate debt, or some or all of its fixed-rate debt to variable rate. Interest rate differentials that arise under these swap contracts are recognized in interest expense over the life of the contracts.

The Company employs interest rate and foreign currency forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying hedged transaction affects net income, expires or is otherwise terminated or assigned. As of June 30, 2001, there was $0.8 million in deferred losses included in other comprehensive loss and minority interest.

The following table summarizes the notional values and fair values of the Company's derivative financial instruments.

                                                         At June 30, 2001
                                   -------------------------------------------------------------
               Hedge Type            Notional Value       Rate       Maturity      Fair Value

      1) Swap, Cash Flow                $68.7 mil       5.7625%       1/1/06       ($0.8 mil)

The notional value and fair value of the swap provide an indication of the extent of the Company's involvement in financial derivative instruments at June 30, 2001 but do not represent exposure to credit, interest rate or market risks.

On June 30, 2001, the derivative instrument was reported at its fair value as other liabilities of $0.8 million.

At March 31, 2001, the Company had a yen forward contract with a notional value of $1.4 million and a fair value of $0.04 million as a hedge against its yen denominated receivable. On June 21, 2001 the receivable and yen forward contract were settled and the Company received $1.4 million.

Interest rate swaps that are designated as cash flow hedges hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of cash flow hedges are reported on the balance sheet with a corresponding adjustment to accumulated other comprehensive loss to the extent they are offsetting and otherwise qualify in the period for cash flow hedge accounting. Over time, the unrealized gains and losses held in accumulated other comprehensive loss will be reclassified to earnings. This reclassification occurs over the same time period in which the hedge items affect earnings. Within the next twelve months, the Company expects to reclassify to earnings approximately $0.2 million of the current balance held in accumulated other comprehensive loss and minority interest.

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

7. Stockholders' Equity

Following is a statement of stockholders' equity for the six months ended June 30, 2001 (in thousands):

                                  Preferred    Common               Distrib. in     Accum.      Total
                                   Stock At   Stock At   Paid-in-  Excess of      Other Comp. Stockholders'
                                  Par Value  Par Value   Capital   Net Income        Loss       Equity
                                 ----------  ---------   --------  ------------   ----------- ------------

Balance December 31, 2000........      $10       $160    $348,141   ($76,829)        ($123)     $271,359

Net income.......................        -          -           -     20,074             -        20,074
Other comprehensive loss
  Foreign currency translation...        -          -           -          -           (52)          (52)
  Interest rate swap.............        -          -           -          -          (700)         (700)
                                                                                               ----------
Total comprehensive income.......                                                                 19,322

Preferred dividend...............        -          -           -     (2,094)            -        (2,094)
Cash distributions declared
     ($1 56 per common share)....        -          -           -    (25,246)            -       (25,246)
Exercise of stock options........        -          -       1,181          -             -         1,181
Shares issued in exchange
     for units of the OP.........        -          2       2,233          -             -         2,235
Shares issued through Employee
     Stock
     Purchase Plan
      (net of costs).............        -          -          36          -             -            36

                                 ---------   --------    --------    -------       -------        -------
Balance June 30, 2001...........       $10       $162    $351,591   ($84,095)        ($875)      $266,793
                                 =========   ========    ========    =======       =======        =======

8. Dividends

On June 7, 2001, the Board of Directors of the Company declared a $0.78 per share dividend to shareholders of record on June 30, 2001. The dividend, totaling $12.6 million, was paid on July 16, 2001. The OP simultaneously paid a $0.78 per unit cash distribution, totaling $2.5 million, to its minority unitholders.

9. Income Taxes

At June 30, 2001, the Company was in compliance with all REIT requirements under Section 856(c) of the Internal Revenue code of 1986, as amended, and as such, was not subject to federal income taxes.

10. Net Income Per Common Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock of 0.5 million shares and 0.2 million shares for the three and six months ended June 30, 2001 and June 30, 2000, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                             Three Months Ended       Six Months Ended
                                                                   June 30,               June 30,
(In thousands, except per share amounts)                     2001          2000      2001          2000
                                                           ---------  ------------ ---------  ------------
Numerator
Numerator for basic and diluted earnings per share -
   net income to common shareholders......................   $9,474     $8,720      $17,980       $16,500

Denominator
Denominator for basic earnings per share - weighted
   average shares.........................................   16,180     15,936       16,119        15,935
Effect of dilutive securities:
   Stock options..........................................      508        230          452           154
Denominator for diluted earnings per share - adjusted
   weighted-average shares and assumed conversions........   16,688     16,166       16,571        16,089

Per share amounts:
   Net income - basic.....................................    $0.59      $0.55        $1.12         $1.04
   Net income - diluted...................................    $0.57      $0.54        $1.09         $1.03

11. Commitments and Contingencies

The 50/50 Orlando Premium Outlets ("OPO") joint venture with Simon has a $66 million construction loan that matures March 2002 and bears interest at LIBOR plus 1.30% (5.59% at June 30, 2001). The loan is 10% guaranteed by each of the Company and Simon and as of June 30, 2001, $58.2 million was outstanding. Changes in debt service coverage ratio provide for a guarantee ranging from 10% to 25% per guarantor and a LIBOR interest rate spread ranging from 130 to 150 basis points.

In October 1999, an equity investee of the Company entered into a 4 billion yen (approximately US $32.1 million) line of credit guaranteed by the Company and OP to fund its share of Chelsea Japan's construction costs. The line of credit bears interest at yen LIBOR plus 1.35% (1.475% at June 30, 2001) and matures April 2002. At June 30, 2001, 1.32 billion yen (approximately US $10.6 million) was outstanding under the loan. In March 2000, Chelsea Japan entered into a 3.8 billion yen (approximately US $30.5 million) loan with a bank to fund construction costs. As of June 30, 2001, the entire facility was outstanding and bears interest at 2.20%. The loan is secured by the two operating properties and is 40% guaranteed by the Company.

The Company has agreed under a standby facility to provide up to $22 million in limited debt service guarantees for loans provided to Value Retail PLC and affiliates, to construct outlet centers in Europe. The term of the standby facility is three years and guarantees shall not be outstanding for longer than five years after project completion. As of June 30, 2001, the Company had provided limited debt service guarantees of approximately $14.3 million to Value Retail PLC.

Other assets includes $4.5 million at June 30, 2000, and accrued expenses and other liabilities include $14.4 million and $14.6 million in 2001 and 2000, respectively, related to a deferred unit incentive program with certain key officers to be paid in 2002. Also included is $2.8 million in 2001 and $7.4 million in 2000 related to the present value of future payments to be received from The Mills Corporation under the Houston non-compete agreement.

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

12. Related Party Information

In 2001 the Company received a $1.2 million payoff for one of the loans outstanding to unitholders and a $0.5 million pay down on the other unitholder loan. At June 30, 2001 and 2000, $0.5 million and $2.2 million was due from the unitholders, respectively.

13. Subsequent Events

On July 16, 2001, the Company announced that it had entered into a definitive agreement to purchase a portfolio of retail centers from Konover Property Trust, Inc. ("Konover"), for a purchase price of approximately $180 million and posted a $5.0 million escrow deposit. Closing is expected to take place in the third quarter of 2001.

On July 30, 2001, the Company completed the sale of 545,000 shares of common stock to an institutional investor at a net price of $46.00 per share, yielding proceeds of $25 million that may be used to partially fund the acquisition of the Konover assets and for general corporate purposes.

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

General Overview

From July 1, 2000 to June 30, 2001, the Company grew by increasing rents at its operating centers, opening four new centers, expanding three centers and acquiring four centers. Increasing rents at comparable centers resulted in base rent growth of $0.8 million. The opening of one wholly-owned new center and expansion of three wholly-owned centers increased base rent by $1.6 million and $2.1 million, respectively. Income from unconsolidated investments increased by $6.1 million primarily as a result of opening three new centers developed by joint ventures during 2000 and by acquiring a 49% interest in four centers through a joint venture in December 2000.

The Company operated gross leasable area ("GLA") at June 30, 2001 of 8.2 million square feet including wholly and partially-owned GLA compared to 5.6 million square feet at June 30, 2000 and had an interest in 27 manufacturers' outlet centers at June 30, 2001 compared to 20 at the end of the same quarter in the prior year.

Net GLA added since July 1, 2000 is detailed as follows:

                                                     12 mos ended     6 mos ended      6 mos ended
                                                        June 30,        June 30,       December 31,
                                                         2001             2001             2000
                                                     -------------    -------------    -------------
Changes in GLA (sf in 000's):

New centers developed:
    Gotemba Premium Outlets (40% owned)..............       220                -              220
    Allen Premium Outlets............................       206                -              206
    Rinku Premium Outlets (40% owned)................       180                -              180
    Orlando Premium Outlets (50% owned)..............        88                -               88
                                                     -------------    -------------    -------------
Total new centers....................................       694                -              694

Centers expanded:
    Wrentham Premium Outlets.........................       127                -              127
    Leesburg Premium Outlets.........................       104                -              104
    Allen Premium Outlets............................        34               34                -
                                                     -------------    -------------    -------------
Total centers expanded...............................       265               34              231

Centers acquired (49% owned):
    Gilroy Premium Outlets...........................       577                -              577
    Lighthouse Place.................................       491                -              491
    Waterloo Premium Outlets.........................       392                -              392
    Kittery Premium Outlets..........................       131                -              131
                                                     -------------    -------------    -------------
Total centers acquired...............................     1,591                -            1,591

Net GLA added during the period......................     2,550               34            2,516

GLA at end of period.................................     8,193            8,193            5,643

Results of Operations

Comparison of the three months ended June 30, 2001 to the three months ended June 30, 2000.

Income before minority interest increased $0.7 million to $13.8 million for the three months ended June 30, 2001 from $13.1 million for the three months ended June 30, 2000. Increases in revenues, primarily the result of new center development, expansions, and higher rents on releasing and renewals, and net earnings from unconsolidated investments that commenced operations in the second, third and fourth quarters of 2000 were partially offset by the loss from Chelsea Interactive and increases in operating, maintenance, depreciation and amortization and interest expenses.

Base rentals increased $2.1 million, or 7.7%, to $28.7 million for the three months ended June 30, 2001 from $26.6 million for the three months ended June 30, 2000 due to the fourth quarter 2000 opening of Allen Premium Outlets, expansions and higher average rents on new leases and renewals.

Percentage rents decreased $0.2 million or 4.8% to $3.0 million for the three months ended June 30, 2001, from $3.1 million for the three months ended June 30, 2000. The decrease was primarily due to changes of some tenants from overage to base rent.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $1.6 million, or 15.3%, to $11.8 million for the three months ended June 30, 2001 from $10.2 million for the three months ended June 30, 2000, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses was 93.6% in the second quarter of 2001, compared to 89.1% in the second quarter of 2000, due to the recovery of operating expenses in the second quarter of 2001 reserved against in 2000.

Other income increased $ 0.7 million to $2.8 million for the three months ended June 30, 2001, from $2.1 million for the three months ended June 30, 2000. The increase is primarily the result of increased interest and ancillary income.

Operating and maintenance expenses increased $1.1 million, or 9.8%, to $12.6 million for the three months ended June 30, 2001 from $11.5 million for the three months ended June 30, 2000. The increase was primarily due to costs related to expansions, the new center opening and higher insurance costs on the existing centers.

Depreciation and amortization expense increased $1.4 million, or 13.7%, to $11.7 million for the three months ended June 30, 2001 from $10.3 million for the three months ended June 30, 2000. The increase was due to depreciation of expansions and the new center opening.

General and administrative expense increased $0.1 million to $1.1 million for the three months ended June 30, 2001 from $1.0 million for the three months ended June 30, 2000 primarily due to increased salaries.

Other expenses increased $0.1 million to $0.7 million for the three months ended June 30, 2001 from $0.6 million for the three months ended June 30, 2000 primarily due to increased bad debt expense.

Income from unconsolidated investments increased $2.9 million to $3.3 million for the three months ended June 30, 2001 from $0.4 million for the three months ended June 30, 2000. This resulted from equity-in-earnings and fees earned from the Company's unconsolidated investments that commenced operations during the second half of 2000.

The loss from Chelsea Interactive increased $0.5 million to $0.8 million for the three months ended June 30, 2001 from $0.3 million for the three months ended June 30, 2000 due to increased depreciation, selling, general, administrative and maintenance expenses.

Interest in excess of amounts capitalized increased $3.1 million to $8.8 million for the three months ended June 30, 2001 from $5.7 million for the three months ended June 30, 2000 primarily due to higher debt balances and lower construction balances.

Comparison of the six months ended June 30, 2001 to the six months ended June 30, 2000.

Income before minority interest increased $1.6 million to $26.6 million for the six months ended June 30, 2001 from $25.0 million for the six months ended June 30, 2000. Increases in revenues, primarily the result of new center development, expansions, and higher rents on releasing and renewals, and net earnings from unconsolidated investments that commenced operations in the second, third and fourth quarters of 2000 were partially offset by the loss from Chelsea Interactive and increases in operating, maintenance, depreciation and amortization and interest expenses.

Base rentals increased $4.5 million, or 8.6%, to $57.4 million for the six months ended June 30, 2001 from $52.9 million for the six months ended June 30, 2000 due to the fourth quarter 2000 opening of Allen Premium Outlets, expansions and higher average rents on new leases and renewals.

Percentage rents increased $0.1 million or 1.0% to $5.8 million for the six months ended June 30, 2001 from $5.7 million for the six months ended June 30, 2000 primarily due to sales of new tenants at the Company's centers during the first quarter of 2001.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $3.4 million, or 18.0%, to $22.4 million for the six months ended June 30, 2001 from $19.0 million for the six months ended June 30, 2000, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses was 90.7% for the six months ended June 30, 2001, compared to 89.1% for the six months ended June 30, 2000.

Other income increased $1.5 million to $5.5 million for the six months ended June 30, 2001, from $4.0 million for the six months ended June 30, 2000. The increase is primarily the result of increased interest and ancillary income.

Operating and maintenance expenses increased $3.4 million, or 15.9%, to $24.7 million for the six months ended June 30, 2001 from $21.3 million for the six months ended June 30, 2000. The increase was primarily due to costs related to expansions, the new center opening and higher insurance costs on the existing centers.

Depreciation and amortization expense increased $2.1 million, or 9.9%, to $23.3 million for the six months ended June 30, 2001 from $21.2 million for the six months ended June 30, 2000. The increase was due to depreciation of expansions and the new center opening.

General and administrative expense increased $0.5 million to $2.2 million for the six months ended June 30, 2001 from $1.7 million for the six months ended June 30, 2000 primarily due to increased salaries.

Other expenses increased $0.3 million to $1.5 million for the six months ended June 30, 2001 from $1.2 million for the six months ended June 30, 2000. The increase was primarily due to increases in bad debt, offset by a 2000 write-off of deferred site expense.

Income from unconsolidated investments increased $6.1 million to $6.5 million for the six months ended June 30, 2001 from $0.4 million for the six months ended June 30, 2000. This resulted from equity-in-earnings and fees earned from the Company's unconsolidated investments that commenced operations during the second half of 2000.

The loss from Chelsea Interactive increased $1.7 million to $2.0 million for the six months ended June 30, 2001 from $0.3 million for the six months ended June 30, 2000 due to increased depreciation, administrative and maintenance expenses.

Interest in excess of amounts capitalized increased $6.0 million to $17.4 million for the six months ended June 30, 2001 from $11.4 million for the six months ended June 30, 2000 primarily due to higher debt balances and lower construction balances.

Liquidity and Capital Resources

The Company believes it has adequate financial resources to fund operating expenses, distributions, and planned development, construction and acquisition activities over the short-term, which is less than 12 months and the long-term, which is 12 months or more. Operating cash flow in 2000 of $104.5 million is expected to increase with a full year of operations of the 2.9 million square feet of GLA added during 2000, scheduled openings of approximately 145,000 square feet in 2001, representing additional phases of Allen Premium Outlets and a planned acquisition. As of June 30, 2001, the Company has adequate funding sources to complete and open all of its current development projects, including those of its e-commerce affiliate, Chelsea Interactive, Inc., through the use of available cash of $42.3 million; a yen-denominated line of credit totaling 4 billion yen (US $32.1 million) for the Company's share of projects in Japan; and approximately $160 million available under its Senior Credit Facility. The Company also completed a $25 million equity offering in July 2001 and has the ability to access the public markets through its $450 million debt shelf registration and its $275 million equity shelf registration.

Operating cash flow is expected to provide sufficient funds for dividends and distributions in accordance with REIT federal income tax requirements. In addition, the Company anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its centers, and meet funding requirements for Chelsea Interactive.

Common distributions declared and recorded during the six months ended June 30, 2001 were $30.2 million, or $1.56 per share or unit. The Company's dividend payout ratio as a percentage of net income before minority interest, depreciation and amortization (exclusive of amortization of deferred financing costs ("FFO")) was 64.1% for the six months ended June 30, 2001. The Senior Credit Facility limits aggregate dividends and distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

During the fifteen month period ended July 2001, the Company completed four new debt financing transactions totaling $360 million, both secured and unsecured, and the sale of common stock totaling $25 million. These transactions strengthened the Company's financial flexibility and liquidity by extending and sequencing debt maturities and significantly reducing floating interest rate exposure at favorable rates.

On July 16, 2001, the Company announced that it had entered into a definitive agreement to purchase a portfolio of retail centers from Konover for a purchase price of approximately $180 million including the assumption of debt of approximately $135 million. Proceeds from the equity offering and cash on hand are available to fund the balance of the purchase price. Closing is expected to take place in the third quarter of 2001. On July 16, 2001 the Company posted a $5.0 million escrow deposit.

On July 30, 2001, the Company completed the sale of 545,000 shares of common stock to an institutional investor at a net price of $46.00 per share, yielding proceeds of $25 million that may be used to partially fund the acquisition of the Konover assets and for general corporate purposes.

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

Development activity as of June 30, 2001 includes an additional phase of Allen Premium Outlets, totaling 120,000 square feet scheduled to open during 2001, the 71,000 square foot second phase of Rinku Premium Outlets, located outside Osaka, Japan, scheduled to open during the second quarter 2002 and Chelsea Interactive. The Company is also in the predevelopment stage of projects outside Chicago, IL, Seattle, WA and Las Vegas, NV, that are expected to open in late 2002 to early 2003. These projects are under development and there can be no assurance that they will be completed or opened, or that there will not be delays in opening or completion. All current development activity is fully financed either through project specific secured construction financing, the yen denominated line of credit or through the Senior Credit Facility. The Company will seek to obtain permanent financing once the projects are completed and income has been stabilized.

The Company has minority interests ranging from 5% to 15% in several outlet centers and outlet development projects in Europe. Outlet centers, outside of London, England, Barcelona and Madrid, Spain, are currently open and operated by Value Retail PLC and its affiliates. Three new European projects and expansions of the two existing centers are in various stages of development and are expected to open within the next two years. The Company's total investment in Europe as of June 30, 2001 was $5.2 million. The Company has also agreed under a standby facility to provide up to $22 million in limited debt service guarantees for loans provided to Value Retail PLC and affiliates, to construct outlet centers in Europe. The term of the standby facility is three years and guarantees shall not be outstanding for longer than five years after project completion. As of June 30, 2001, the Company had provided limited debt service guarantees of $14.3 million for three projects.

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

Net cash provided by operating activities decreased $0.8 million for the six months ended June 30, 2001 compared to the corresponding 2000 period, primarily due to the reduction of trade accounts payable and increased accounts receivable. Net cash used in investing activities decreased $9.4 million for the six months ended June 30, 2001 compared to the corresponding 2000 period, as a result of decreased construction activity, increased distributions from joint venture investments and receipt of payments on the notes receivable, offset by the equity requirements of Chelsea Interactive and proceeds from sale of a center in 2000. Net cash used in financing activities decreased by $17.7 million for the six months ended June 30, 2001 primarily due to the debt offering proceeds in January 2001, offset by the maturity of the 7.75% unsecured notes due January 2001, and payment of the Senior Credit Facility balance.

Funds from Operations

Management believes that funds from operations ("FFO") should be considered in conjunction with net income, as presented in the statements of operations included elsewhere herein, to facilitate a clearer understanding of the operating results of the Company. The White Paper on Funds from Operations approved by the Board of Governors of NAREIT in October 1999 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes FFO in accordance with the current standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

                                                         Three Months Ended              Six Months Ended
                                                             June 30,                        June 30,
                                                           2001           2000           2001           2000
                                                    ------------   -------------  -------------  -------------

Net income to common shareholders..................     $9,474         $8,720        $17,980        $16,500
Add (deduct):
  Depreciation and amortization - wholly owned.....     11,746         10,329         23,305         21,207
  Depreciation and amortization - joint ventures         1,592              -          3,072              -
  Amortization of deferred financing costs and
    depreciation of non-rental real estate assets..       (438)          (429)          (846)          (937)
  Preferred units distribution.....................     (1,462)        (1,462)        (2,924)        (2,924)
  Minority interest................................      3,309          3,300          6,496          6,401
                                                    ------------   -------------  -------------  -------------
FFO................................................    $24,221        $20,458        $47,083        $40,247
                                                    ============   =============  =============  =============
Average diluted shares/units outstanding...........     19,843         19,523         19,776         19,446
Dividends declared per share.......................      $0.78          $0.75          $1.56          $1.50

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

In December 2000 a wholly-owned subsidiary of the Company entered into an interest rate swap agreement effective January 2, 2001 with a major financial institution for a notional amount of $69.3 million amortizing to $64.1 million to hedge against unfavorable fluctuations in the LIBOR rates of its secured mortgage loan facility. The hedge effectively produces a fixed interest rate of 7.2625% on the notional amount until January 1, 2006.

The derivative risk related to the settlement of this agreement is deemed to be immaterial as it involves a major financial institution.

At June 30, 2001 a hypothetical 100 basis point adverse move (increase) in US Treasury and LIBOR rates applied to unhedged debt would adversely affect the Company's annual interest cost by approximately $0.3 million annually.

Following is a summary of the Company's debt obligations at June 30, 2001 (in thousands):

                                             Expected Maturity Date
                         ------------------------------------------------------------------------------
                                                                                                  Fair
                           2001   2002     2003    2004       2005    Thereafter     Total       Value
Fixed Rate Debt:              -      -        -       -    $49,888    $323,333     $373,221    $378,945
Average Interest Rate:        -      -        -       -     8.375%        7.92%        7.98%          -
Variable Rate Debt:           -      -  $26,658   5,035          -     $68,750     $100,443    $100,443
Average Interest Rate:        -      -     5.17%   4.92%         -        7.26%        6.34%          -

Chelsea Property Group, Inc.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

The Company held an annual meeting of stockholders on June 7, 2001, at which the following matters were voted upon:

1. 2.	Election of one director Approval of appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2001

The results of the meeting were as follows:

                                                                         Broker
Directors               For             Against             Abstain     Non-Votes

Brendan T. Byrne      14,681,765        264,392                  0          0

Proposal 2            14,571,617         33,261            341,278          0

Messrs. David C. Bloom, William D. Bloom, Robert Frommer, Barry M. Ginsburg, Philip D. Kaltenbacher and Reuben Leibowitz continued as directors after the meeting.

Item 6. Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended June 30, 2001.

Chelsea Property Group, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHELSEA PROPERTY GROUP, INC. By: /s/ Michael J. Clarke Michael J. Clarke Chief Financial Officer

Date: August 14, 2001