Form 10-Q
period 2001-09-30
CHELSEA PROPERTY GROUP INC
filed 2001-11-14
CIK 911215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________.

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

The number of shares outstanding of the registrant's common stock, $0.01 par value was 18,736,842 at November 8, 2001.

Chelsea Property Group, Inc.

Index

Part I. Financial Information

Item 1. Financial Statements (Unaudited)	Page

Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000	3

Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2001 and 2000	4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures about Market Risk	25

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K Signatures	27 28

Item 1. Financial Statements

Chelsea Property Group, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

                                                                September 30,       December 31,
                                                                    2001                 2000
                                                                --------------     -------------
Assets                                                          (Unaudited)
Rental properties:
     Land....................................................     $ 151,029           $ 118,238
     Depreciable property....................................       953,700             790,106
                                                                --------------     --------------
Total rental property........................................     1,104,729             908,344
Accumulated depreciation.....................................      (205,544)           (175,692)
                                                                --------------      -------------
Rental properties, net.......................................       899,185             732,652
Properties held for sale.....................................        14,736                   -
Cash and cash equivalents....................................        16,290              18,036
Restricted cash-escrows......................................        10,185                   -
Investments in affiliates....................................        97,193              91,629
Deferred costs, net..........................................        19,957              14,886
Notes receivable-related parties.............................         3,241               2,216
Other assets.................................................        30,536              41,895
                                                                --------------      -------------
Total assets.................................................   $ 1,091,323           $ 901,314
                                                                ==============      =============

Liabilities and stockholders' equity
Liabilities:
     Unsecured bank debt.....................................      $ 22,035            $ 35,035
     Unsecured Notes due 2001 - 2011.........................       373,239             324,542
     Mortgage debt...........................................       233,499              90,776
     Construction payables...................................         6,063              10,001
     Accounts payable and accrued expenses...................        37,752              43,507
     Obligation under capital lease..........................         2,284               2,714
     Accrued dividend and distribution payable...............        16,909               3,910
     Other liabilities.......................................        15,177              18,267
                                                                 ------------         ------------
Total liabilities............................................       706,958             528,752

Commitments and contingencies

Minority interest............................................        96,695             101,203

Stockholders' equity:
    8.375% series A cumulative redeemable preferred stock,
       $0.01 par value, authorized 1,000 shares, issued and
       outstanding 1,000 shares in 2001 and 2000
       (aggregate liquidation preference $50,000)............            10                  10
    Common stock, $0.01 par value, authorized 50,000 shares,
       issued and outstanding 16,736 in 2001 and 15,957 in 2000.        167                 160
    Paid-in-capital...........................................      376,479             348,141
    Distributions in excess of net income.....................      (85,308)            (76,829)
    Accumulated other comprehensive loss......................       (3,678)               (123)
                                                                ------------        ------------
Total stockholders' equity....................................      287,670             271,359
                                                                ------------        ------------
Total liabilities and stockholders' equity...................   $ 1,091,323           $ 901,314
                                                                =============       ============

The accompanying notes are an integral part of the financial statements.

Chelsea Property Group, Inc.
Condensed Consolidated Statements of Income
for the Three and Nine Months Ended September 30, 2001 and 2000
(Unaudited)
(In thousands, except per share data)

                                                            Three Months                 Nine Months
                                                        Ended September 30,          Ended September 30,
                                                        2001           2000          2001           2000
                                                     -----------    -----------   -----------     ----------
Revenues:
   Base rent.....................................      $30,528        $26,867       $87,930        $79,726
   Percentage rent...............................        4,051          4,063         9,851          9,812
   Expense reimbursements........................       11,581         10,582        34,002         29,587
   Other income..................................        2,905          3,054         8,403          7,086
                                                     ----------     ----------    ----------      ----------
Total revenues...................................       49,065         44,566       140,186        126,211
                                                     ----------     ----------    -----------     ----------

Expenses:
   Operating and maintenance.....................       12,779         11,793        37,505         33,132
   Depreciation and amortization.................       12,174         10,616        35,479         31,823
   General and administrative....................          634            857         2,842          2,597
   Other.........................................          461          1,159         1,924          2,324
                                                     ----------     ------------   -----------    -----------
Total expenses...................................       26,048         24,425        77,750         69,876
                                                     -----------    ------------   -----------    -----------

Income before unconsolidated investments,
interest expense and minority interest...........       23,017         20,141        62,436          56,335

Income from unconsolidated investments...........        3,953          2,199        10,509           2,644
Loss from Chelsea Interactive....................       (1,477)          (530)       (3,447)           (805)
Interest expense.................................       (8,891)        (6,113)      (26,326)        (17,481)
                                                     -----------    -------------  -----------   -----------

Income before minority interest..................       16,602         15,697        43,172          40,693

Minority interest................................       (3,717)        (3,756)      (10,213)        (10,157)
                                                   -------------  -------------    -----------   -----------

Net income.......................................       12,885         11,941        32,959          30,536

Preferred dividend...............................       (1,047)        (1,047)       (3,141)         (3,141)
                                                   -------------  ------------- -------------  -------------

Net income to common shareholders................     $ 11,838        $10,894       $29,818         $27,395
                                                   =============  ============= =============  =============

Basic:
Net income per common share......................        $0.71          $0.68         $1.83           $1.72
Weighted average common shares outstanding.......       16,568         15,942        16,269          15,937

Diluted:
Net income per common share......................        $0.69          $0.67         $1.78           $1.70
Weighted average common shares and equivalents
outstanding......................................       17,160         16,214        16,767          16,130

The accompanying notes are an integral part of the financial statements.

Chelsea Property Group, Inc.
Condensed Consolidated Statements of Cash Flows
for the Nine Months Ended September 30, 2001 and 2000
(Unaudited)
(In thousands)

                                                                         2001               2000
                                                                      -------------     -------------
   Cash flows from operating activities
   Net income......................................................      $32,959            $30,536
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization...............................       35,479             31,823
       Equity-in-earnings of unconsolidated investments
          in excess of distributions received......................       (1,956)            (1,788)
       Loss from Chelsea Interactive...............................        3,447                805
       Minority interest in net income.............................       10,213             10,157
       Proceeds from non-compete receivable........................        4,600              4,600
       Amortization of non-compete revenue.........................       (3,852)            (3,852)
       Additions to deferred lease costs...........................         (391)              (210)
       Other operating activities..................................         (349)               208
       Changes in assets and liabilities:
         Straight-line rent receivable.............................       (1,181)            (1,048)
         Other assets..............................................        4,670              5,355
         Due from affiliates.......................................         (787)            (2,566)
         Accounts payable and accrued expenses.....................       (1,310)             2,166
                                                                      ------------       ------------
   Net cash provided by operating activities.......................       81,542             76,186
                                                                      ------------       ------------

   Cash flows used in investing activities
   Additions to rental properties..................................      (89,572)           (52,699)
   Additions to investments in affiliates..........................      (15,960)           (20,354)
   Distributions from investments in affiliates in
       excess of earnings..........................................        5,090                -
   Additions to deferred development costs.........................       (6,074)               (91)
   Proceeds from sale of center....................................          -                3,372
   Loans to related parties........................................       (2,750)               -
   Payments from related parties...................................        1,725                -
                                                                      ------------       ------------
   Net cash used in investing activities...........................     (107,541)           (69,772)
                                                                      ------------       ------------

   Cash flows used in financing activities
   Distributions...................................................      (40,208)           (39,001)
   Debt proceeds...................................................      175,155            210,008
   Repayments of debt..............................................     (134,750)          (151,250)
   Additions to deferred financing costs...........................       (2,054)            (3,201)
   Net proceeds from sale of common stock..........................       26,110                245
                                                                      ------------       ------------
   Net cash provided by financing activities.......................       24,253             16,801
                                                                      ------------       ------------

   Net (decrease) increase  in cash and cash equivalents...........       (1,746)            23,215
   Cash and cash equivalents, beginning of period..................       18,036              8,862
                                                                      ------------       ------------
   Cash and cash equivalents, end of period........................      $16,290            $32,077
                                                                      ============       ============

The accompanying notes are an integral part of the financial statements.

Chelsea Property Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.      Organization and Basis of Presentation

Chelsea Property Group, Inc., formerly Chelsea GCA Realty, Inc., (the "Company") is a self-administered and self-managed real estate investment trust ("REIT"). The Company is the managing general partner of CPG Partners, LP, formerly Chelsea GCA Realty Partnership, LP, (the "Operating Partnership" or "OP"), an operating partnership that has interests in and provides development, leasing, marketing and management services for upscale and fashion-oriented manufacturers' outlet centers (Premium Portfolio) and other retail centers. As of September 30, 2001, the Company had interests in 58 properties in 28 states and Japan (the "Properties") that contained approximately 12.5 million square feet of gross leasable area ("GLA"). The Company's premium portfolio included interests in 28 properties containing 8.2 million square feet of GLA near New York City, Los Angeles, Boston, Washington, D.C., San Francisco, Sacramento, Cleveland, Atlanta, Dallas, Portland (Oregon), Tokyo and Osaka, Japan, or at or near tourist destinations including Palm Springs, the Napa Valley, Orlando, and Honolulu. The Company's other retail portfolio was comprised of 30 centers acquired from a competitor on September 25, 2001 containing approximately 4.3 million square feet of GLA.

During 2000 the Company developed a technology-based e-commerce platform through an unconsolidated affiliate, Chelsea Interactive, Inc. ("Chelsea Interactive"). This platform provides fashion and other retail brands with their own customized direct-to-the-consumer Internet online stores, incorporating e-commerce design, development, fulfillment and customer services.

On September 25, 2001 the Company acquired 31 shopping centers (excluding Vegas Pointe Plaza which is to be repurchased in December 2001) from Konover Property Trust, Inc. and its affiliates ("Konover") pursuant to the provisions of an Agreement for Sale dated July 12, 2001. The centers contain a total of approximately 4.3 million square feet of gross leasable area. The total purchase price for the centers was approximately $182.5 million, including the assumption of approximately $131 million of non-recourse mortgage debt . The accompanying financial statements include six days of operations from the acquired properties.

Virtually all of the Company's assets are held by, and all of its operations are conducted through, the OP. Due to the Company's ability, as the sole general partner, to exercise both financial and operational control over the OP, it is consolidated in the accompanying financial statements. All significant intercompany transactions and accounts have been eliminated in consolidation.

Common ownership of the OP as of September 30, 2001 was approximately as follows:

          Company                84.1%           16,736,000  units
          Unitholders            15.9%            3,155,000  units
                               ---------       -------------
          Total                 100.0%           19,891,000

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". It also supersedes the accounting and reporting of APB Opinion No. 50 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Company.

Certain amounts in the prior year financial statements have been reclassified to conform to current year presentation.

2.      Accounting Changes: Standards Implemented and Transition Adjustment

On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

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

3.      Acquisitions

On September 25, 2001 the Company acquired 31 shopping centers (excluding Vegas Pointe Plaza which is to be repurchased in December 2001) from Konover Property Trust, Inc. and its affiliates ("Konover") pursuant to the provisions of an Agreement for Sale dated July 12, 2001. The centers contain a total of approximately 4.3 million square feet of gross leasable area. The total purchase price for the centers was approximately $182.5 million, including the assumption of approximately $131 million of non-recourse mortgage debt . The accompanying financial statements include six days of operations from the acquired properties.

Following is a list of the retail centers acquired from Konover:

       Name of Property                                                   GLA
Kittery Premium Outlets, formerly Factory Stores of
America at Kittery, Kittery, ME                           (1)            21,000
Factory Stores of America at:
   Vacaville, CA                                          (1)           447,000
   Smithfield (I), NC                                     (1)           356,000
   Smithfield (II), NC                                  (2), (3)         87,000
   Branson, MO                                            (1)           287,000
   North Bend, WA                                         (1)           223,000
   Draper, UT                                             (1)           184,000
   Georgetown, KY                                         (1)           177,000
   LaMarque, TX                                           (1)           176,000
   Mesa, AZ                                               (1)           167,000
   Crossville, TN                                         (1)           151,000
   Tri-Cities, TN                                         (2)           133,000
   Iowa, LA                                             (1), (3)        131,000
   Tupelo, MS                                             (2)           129,000
   Tucson, AZ                                             (1)           127,000
   Story City, IA                                         (1)           112,000
   Boaz, AL                                             (1), (3)        105,000
   West Frankfort, IL                                     (1)            91,000
   Arcadia, LA                                            (1)            90,000
   Nebraska City, NE                                      (1)            90,000
   Lebanon, MO                                            (1)            86,000
   Graceville, FL                                         (1)            84,000
   Corsicana, TX                                          (1)            64,000
   Hanson, KY                                             (1)            64,000
   Hempstead, TX                                          (2)            64,000
   Livingston, TX                                         (1)            64,000
   Mineral Wells, TX                                      (1)            64,000
   Union City, TN                                         (1)            60,000
   Lake George, NY                                        (1)            44,000

Community Centers:
------------------
MacGregor Village, Cary, NC                               (1)           142,000
Dare Center , Kill Devil, NC                            (1), (3)        115,000
North Ridge, Raleigh, NC                                  (1)           165,000
                                                                     --------------
    Total                                                             4,300,000
                                                                     ==============
(1) (2) (3)	encumbered unencumbered subject to ground leases with termination dates ranging from 2007 to 2058. Certain ground leases allow for renewal terms from 4 to 30 years.

The following condensed pro forma (unaudited) information assumes the acquisition had occurred on January 1, 2000:

                                                         Nine Months ended
                                                           September 30,
                                                       2001            2000
                                                   -------------    -----------

      Total revenue...............................  $176,057         $162,793

      Net income to common shareholders...........    37,566           35,003

      Earnings per share:
      Basic:
           Net income to common shareholders......     $2.25            $2.12

      Diluted:
           Net income to common shareholders......     $2.19            $2.10

4.      Investments in Affiliates

The Company holds interests in domestic and international joint ventures including a 49% interest in F/C Acquisition Holdings, LLC ("F/C"), a 40% interest in Chelsea Japan Co., Ltd. ("Chelsea Japan"), a 50% interest in Orlando Premium Outlets with Simon Property Group, Inc. ("Simon") and minority interests in outlet centers and development projects in Europe operated by Value Retail PLC ("Value Retail"). The Company owns 40% of the common stock and 100% of the preferred stock of Chelsea Interactive.

Non-controlling investments are accounted for under the equity method. Income from unconsolidated investments and loss from Chelsea Interactive includes equity-in-earnings, management advisory, license and guarantee fees earned from these affiliates.

The following is a summary of investments in and amounts due from affiliates during the nine months ended September 30, 2001 (in thousands):

                                    Chelsea                   Chelsea      Value
                          F/C        Japan        Simon       Interact.     Retail    Other       Total
                        --------    ---------   ----------    ----------   --------   ------    -----------

Balance 12/31/00...    $33,114      $ 6,245      $15,922      $ 29,899     $4,742   $ 1,707      $ 91,629
Additional
investment.........      1,528          561           -          9,447        318       (80)       11,774
Income (loss) from
   unconsolidated
    investments ..       4,580        2,388        3,567        (3,447)       165      (191)        7,062
Distributions
     and fees           (3,315)      (1,670)      (9,074)       -              -         -        (14,059)
Other                      325        1,038         (791)          217                   (2)          787
                      ---------     --------     --------     ----------   -------  --------     ---------
Balance 9/30/01       $ 36,232      $ 8,562      $ 9,624      $ 36,116     $5,225   $ 1,434      $ 97,193
                      =========     ========     =========    ==========   =======  ========     ==========

The Company's share of income before depreciation, depreciation expense and income from unconsolidated investments for the three months ended September 30, 2001 and 2000 are as follows (in thousands):

                                           For the Three Months Ended September 30,
                                           ----------------------------------------
                                 2001                                          2000
                   ------------------------------------     ------------------------------------------
                       Inc.                Inc. (loss)             Inc.                  Inc. (loss)
                      (loss)                 from                (loss)                     from
                      Before               Unconsol.             Before                     Unconsol.
                       Depr.     Depr.       Inv.                  Depr.      Depr.           Inv.
                   -----------  -------    -----------      ------------   ----------    -------------
F/C                 $ 2,345     $ 677       $1,668             $   -         $  -         $    -
Chelsea Japan         1,214       382          832               1,728        280           1,448
Simon                 2,077       569        1,508               1,168        585             583
Other                  (55)       -            (55)                168          -             168
                  ----------   --------    ----------      ---------------   -------     ------------
  Total             $ 5,581    $1,628      $ 3,953             $ 3,064       $865          $2,199
                  ==========   ========    ==========      ===============   =======     ============

Chelsea Interactive  ($ 580)    $ 897     ($ 1,477)              ($450)      $ 80           ($530)
                   ==========  ========   ===========      ===============   =======     ============

The Company's share of income before depreciation, depreciation expense and income from unconsolidated investments for the nine months ended September 30, 2001 and 2000 are as follows (in thousands):

                                               For the Nine Months Ended September 30,
                                                ---------------------------------------
                                 2001                                         2000
                    -------------------------------------       ---------------------------------------
                       Inc.               Inc. (loss)             Inc.                   Inc. (loss)
                      (loss)                  from               (loss)                      from
                      Before                 Unconsol.           Before                    Unconsol.
                       Depr.     Depr.         Inv.               Depr.       Depr.         Inv.
                    ---------  ---------    --------------     ----------   ----------     ------------

F/C                  $6,574    $1,994       $4,580              $    -      $  -           $    -
Chelsea Japan         3,389     1,001        2,388               1,728        280           1,448
Simon                 5,272     1,705        3,567               1,502        585             917
Other                   (26)      -            (26)                279         -              279
                   ----------  -------     -----------      ------------    ---------    -----------
   Total            $15,209    $4,700      $10,509              $3,509       $865          $2,644
                   =========   ========    ===========      ============    =========    ===========

Chelsea Interactive ($1,497)   $1,950      ($3,447)              ($642)      $163          ($805)
                   ==========  ========    ==========       ============    =========    ===========

5.      Properties held for sale

As of September 30, 2001 properties held for sale represents the fair value, less estimated costs to sell of the following properties:

                                                                        Carrying Value
                                                        GLA             (in thousands)
                                                        ---            ----------------
      Mammoth Premium Outlets (1)                      35,000              $ 4,852
      Factory Stores of America  at  LaMarque (2)     176,000                5,087
      Vegas Pointe Plaza (2).....                     230,000                2,537
      Factory Stores of America at Tucson (2)         127,000                1,700
      Factory Stores of America at West Frankfort (2)  91,000                 560
                                                     ---------         -------------
                                                      659,000            $  14,736
                                                     =========         =============

(1)      On October 9, 2001 the Company sold Mammoth Premium Outlets for a net sales price approximating the carrying value.

(2)      The Company has executed a purchase and sale agreement or is actively marketing these properties which were acquired in the Konover transaction. It is expected that each sale will take place within one year and that the sales proceeds will approximate carrying value.

For the three months and nine months ended September 30, 2001 and 2000 the centers held for sale accounted for less than 1% of Company revenues and net operating income.

6.      Non-Compete Agreement

The Company recognized income from its non-compete agreement with The Mills Corporation of $3.9 million during the nine months ended September 30, 2001 and 2000. Such amounts are included in other income.

7.      Debt

The Company has a $160 million senior unsecured bank line of credit (the "Senior Credit Facility") and has an annual right to request a one-year extension which may be granted at the option of the lenders. The Company's lenders have agreed to extend the Facility until March 30, 2004. The Senior Credit Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (3.72% at September 30, 2001) or the prime rate, at the Company's option. The LIBOR rate spread ranges from 0.85% to 1.25% depending on the Company's Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. At September 30, 2001, $17.0 million was outstanding.

The Company also has a $5 million term loan (the "Term Loan") which carries the same interest rate and maturity as the Senior Credit Facility.

A summary of the terms of the Unsecured Notes outstanding as of September 30, 2001 and December 31, 2000 is as follows:

                                             September 30,       December 31,       Effective
                                                   2001                 2000         Yield (1)
                                            --------------      --------------    -------------

7.75% Unsecured Notes due January 2001...... $     -               $99,987             7.85%
8.375% Unsecured Notes due August 2005......   49,888               49,877             8.44%
7.25% Unsecured Notes due October 2007......  124,801              124,776             7.29%
8.625% Unsecured Notes due August 2009......   49,917               49,902             8.66%
8.25% Unsecured Notes due February 2011.....  148,633                  -               8.40%
                                            ------------       -------------     ------------
   Total                                     $373,239             $324,542
                                            ============       =============

(1)      Including discount on the notes

A summary of the terms of the mortgage debt outstanding as of September 30, 2001 and December 31, 2000 and the related Net Book Value of the associated collateral ("NBV") and interest rate as of September 30, 2001 are as follows:

                           September 30,      December 31,               Interest
                               2001             2000          Due Date      Rate       NBV
                          ----------------   ------------- ------------  ---------  ---------
REMIC Loan (1)               $65,229            $-           Dec. 2001      3.71%    $105,045
Construction Loan (2)         27,148            21,526      Feb. 2003       4.36%      39,733
Bank Mortgage Loan (3)        68,500            69,250     April 2010       7.26%      74,591
Mortgage Loan (4)             72,622            -          March 2013       7.67%      75,049
                          -----------        ---------                              -----------
                            $233,499           $90,776                              $ 294,418
                          ===========        ==========                             ===========
(1)	REMIC loans were assumed as part of the September 25, 2001 Konover acquisition and include Class A, B and C Loans that have a blended stated fixed interest rate of 7.85%. The Company received a $0.5 million interest rate spread credit at closing reducing the effective annual interest rate to 3.71% until the loans are prepaid on December 3, 2001.

(2)	Construction Loan bears interest equal to LIBOR plus 1.375% or 4.36% at September 30,2001.

(3)	Bank Mortgage Loan bears interest equal to LIBOR plus 1.50% (5.08% at September 30, 2001) or prime rate plus 1.0%. In December 2000, the Company entered into an interest swap agreement to hedge against unfavorable fluctuation in the LIBOR rates by fixing the interest rate at 7.26% until January 2006. As of September 30, 2001, the Company recognized net interest expense of $0.6 million on the hedge which is included in interest expense. The loan terms call for quarterly principal amortization of $0.3 million through April 2005 and $0.5 million per quarter until maturity.

(4)	Mortgage Loan was assumed as part of the September 25, 2001 Konover acquisition. The stated interest rate of 9.1% was greater than that available to the Company in the public debt markets. Accordingly the Company recorded a $6.9 million debt premium that will be amortized over the period of the loan and which reduces the effective interest rate to 7.67%. The loan calls for fixed monthly debt service payments of $0.5 million for interest plus principal based on a 26-year amortization schedule. The Mortgage loan matures in March 2028 but can be prepaid in March 2013.

Interest and loan costs of approximately $0.4 million and $1.4 million were capitalized as development costs during the three months ended September 30, 2001 and 2000, respectively; and approximately $1.5 million and $3.6 million during the nine months ended September 30, 2001 and 2000, respectively.

8.      Financial Instruments: Derivatives and Hedging

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

To manage interest rate and foreign currency risk, the Company may employ options, forwards, interest rate swaps, caps and floors or a combination thereof depending on the underlying exposure. The Company undertakes a variety of borrowings including lines of credit, medium- and long-term financings. To reduce overall interest cost, the Company may use interest rate instruments, typically interest rate swaps, to convert some or all of its variable rate debt to fixed rate debt, or even a portion of its fixed-rate debt to variable rate. Interest rate differentials that arise under these swap contracts are recognized in interest expense over the life of the contracts. The resulting cost of funds is usually lower than that which would have been available if debt with matching characteristics was issued directly.

The Company employs interest rate and foreign currency forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying hedged transaction affects net income, expires or is otherwise terminated or assigned. As of September 30, 2001, there was $4.3 million in deferred losses included in other comprehensive loss and minority interest.

The following table summarizes the notional values and fair values of the Company's derivative financial instruments.

                                            At September 30, 2001
                          ---------------------------------------------------------
       Hedge Type         Notional Value       Rate       Maturity      Fair Value
       ----------         --------------       ----       --------      ----------

      1) Swap, Cash Flow   $68.5 mil          5.7625%      1/1/06       ($4.3 mil)

The notional value and fair value of the swap provide an indication of the extent of the Company's involvement in financial derivative instruments at September 30, 2001 but do not represent exposure to credit, interest rate or market risks.

On September 30, 2001, the derivative instrument was reported at its fair value as other liabilities of $4.3 million.

At March 31, 2001, the Company had a yen forward contract with a notional value of $1.4 million and a fair value of $0.04 million as a hedge against its yen denominated receivable. On June 21, 2001 the receivable and yen forward contract were settled and the Company received $1.4 million.

Interest rate swaps that are designated as cash flow hedges hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of cash flow hedges are reported on the balance sheet with a corresponding adjustment to accumulated other comprehensive loss to the extent they are offsetting and otherwise qualify in the period for cash flow hedge accounting. Over time, the unrealized gains and losses held in accumulated other comprehensive loss will be reclassified to earnings. This reclassification occurs over the same time period in which the hedge items affect earnings. Within the next twelve months, the Company expects to reclassify to earnings approximately $1.0 million of the current balance held in accumulated other comprehensive loss and minority interest.

The Company hedges its exposure to the variability in future cash flows for forecasted transactions other than those associated with existing floating rate debt over a maximum period of 12 months. During the forecast period, unrealized gains and losses in the hedging instrument will be reported in accumulated other comprehensive loss and minority interest. Once the hedged transaction takes place, the hedge gains and losses will be reported in earnings during the same period in which the hedged item is recognized in earnings.

9.     Stockholders' Equity

Following is a statement of stockholders' equity for the nine months ended September 30, 2001 (in thousands):

                                  Preferred      Common                  Distrib. in     Accum.         Total
                                   Stock At     Stock At     Paid-in-     Excess of    Other Comp.    Stockholders'
                                  Par Value    Par Value     Capital     Net Income       Loss          Equity
                                 -----------  -----------   ----------- -------------- ------------   -------------

Balance December 31, 2000.......    $10         $160       $348,141     ($76,829)         ($123)        $271,359

Net income......................      -           -             -         32,959                          32,959
Other comprehensive loss
  Foreign currency translation..      -           -             -                           37                37
  Interest rate swap.............     -           -             -                       (3,592)           (3,592)
                                                                                                       ----------
Total comprehensive income.......                                                                        29,404

Preferred dividend...............    -            -             -         (3,141)                        (3,141)
Cash distributions declared
   ($2.34 per common share)......    -            -             -        (38,297)                       (38,297)
Exercise of stock options........    -            -           1,185           -            -              1,185
Shares issued (net of costs)....     -             5         24,836           -            -             24,841
Shares issued in exchange
   for units of the OP..........     -             2          2,233           -            -              2,235
Shares issued through Employee
   Stock
   Purchase Plan
   (net of costs)...............     -            -              84           -            -                 84

                                 ----------   -------     ----------    ---------     -----------    ------------
Balance September 30, 2001......    $10         $167       $376,479     ($85,308)       ($3,678)        $287,670
                                 ==========   =======     ==========    =========     ===========    ============

On July 30, 2001, the Company completed the sale of 545,000 shares of common stock to an institutional investor at a net price of $46 per share, yielding net proceeds of $24.8 million that were used to partially fund the acquisition of the Konover assets and for general corporate purposes.

In October 2001, the Company sold two million shares of common stock at a price of $45 per share, yielding net proceeds of $85.0 million, which were used to repay borrowings under the Company's Senior Credit Facility and for general corporate purposes.

10.      Dividends

On September 17, 2001, the Board of Directors of the Company declared a $0.78 per share dividend to shareholders of record on September 28, 2001. The dividend, totaling $13.0 million, was paid on October 15, 2001. The OP simultaneously paid a $0.78 per unit cash distribution, totaling $2.5 million, to its minority unitholders.

11.      Income Taxes

At September 30, 2001, the Company was in compliance with all REIT requirements under Section 856(c) of the Internal Revenue code of 1986, as amended, and as such, was not subject to federal income taxes.

12.      Net Income Per Common Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock of 0.6 million shares and 0.3 million shares for the three months ended September 30, 2001 and September 30, 2000 and 0.5 million and 0.2 million for the nine months ended September 30, 2001 and September 30, 2000 respectively.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                              Three Months Ended       Nine Months Ended
                                                                 September 30,            September 30,
(In thousands, except per share amounts)                      2001         2000        2001       2000
                                                            ---------    --------    ---------  ---------
Numerator
Numerator for basic and diluted earnings per share -
   net income to common shareholders...................     $ 11,838      $10,894    $29,818     $27,395
Denominator
Denominator for basic earnings per share - weighted
   average shares......................................       16,568       15,942     16,269      15,937
Effect of dilutive securities:
   Stock options.......................................          592          272        498         193
Denominator for diluted earnings per share - adjusted
   weighted-average shares and assumed conversions.....       17,160       16,214     16,767      16,130

Per share amounts:
   Net income - basic..................................        $0.71        $0.68      $1.83       $1.72
   Net income - diluted................................        $0.69        $0.67      $1.78       $1.70

13.     Commitments and Contingencies

The 50/50 Orlando Premium Outlets ("OPO") joint venture with Simon has a $66.0 million construction loan that is due in March 2002 and has two one year extensions. The loan bears interest at LIBOR plus 1.30% (4.65% at September 30, 2001) and is 10% guaranteed by each of the Company and Simon and as of September 30, 2001, $58.4 million was outstanding. Changes in debt service coverage ratio provide for a guarantee ranging from 10% to 25% per guarantor and a LIBOR interest rate spread ranging from 130 to 150 basis points.

In October 1999, an equity investee of the Company entered into a 4 billion yen (approximately US $33.5 million) line of credit guaranteed by the Company and OP to fund its share of Chelsea Japan's construction costs. The line of credit bears interest at yen LIBOR plus 1.35% (1.4106% at September 30, 2001) is due April 2002 and has two one year extensions. At September 30, 2001, 1.32 billion yen (approximately US $11.0 million) was outstanding under the loan. In March 2000, Chelsea Japan entered into a 3.8 billion yen (approximately US $31.8 million) loan with a bank to fund construction costs. As of September 30, 2001, the entire facility was outstanding and bears interest at 2.20%. The loan is secured by the two operating properties and is 40% guaranteed by the Company.

The Company has agreed under a standby facility to provide up to $22.0 million in limited debt service guarantees for loans provided to Value Retail PLC and affiliates, to construct outlet centers in Europe. The term of the standby facility is three years and guarantees shall not be outstanding for longer than five years after project completion. As of September 30, 2001, the Company had provided limited debt service guarantees of approximately $17.0 million to Value Retail PLC. In October 2001, the guarantee was increased to $24.1 million until April 2002 at which time it will revert to $22.0 million.

Accrued expenses and other liabilities include $14.4 million and $10.5 million at September 30, 2001 and December 31, 2000, respectively, related to a deferred unit incentive program with certain key officers to be paid in 2002. Included in other assets is $2.8 million and $7.4 million at September 30, 2001 and December 31, 2000, respectively, related to the present value of future payments to be received from The Mills Corporation under the Houston non-compete agreement.

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

14.      Related Party Information

During the nine months ended September 30, 2001 the Company received a $1.2 million payoff for one of the loans outstanding to unit holders and a $0.5 million pay down on the other unit holder loan. On September 28, 2001 the Company advanced $2.7 million to a unit holder to acquire approximately 10% non-voting equity interest in Chelsea Interactive. The unit holder issued a note that is secured by OP units, bears interest at a rate of LIBOR plus 200 basis points per annum, payable quarterly, and is due June 2004. At September 30, 2001 and 2000, $3.2 million and $2.2 million was due from the unit holders, respectively.

15.      Reportable Segments

The Company is principally engaged in the development, ownership, acquisition and operation of manufacturers' outlet centers and has determined that under SFAS No.131 "Disclosures About Segments of an Enterprise and Related Information" it has three reportable retail real estate segments: domestic premium, domestic other and international. The Company evaluates real estate performance and allocates resources based on Net Operating Income ("NOI"). The primary sources of revenue are generated from tenant base rents, percentage rents and reimbursement revenue. Operating expenses primarily consist of common area maintenance, real estate taxes and promotional expenses. The retail real estate business segments meet the quantitative threshold for determining reportable segments.

                                  Retail         Retail
                                 Domestic       Domestic         Retail
                                 Premium         Other      International       Other(1)    Total
------------------------------- ------------- -------------- ---------------  ----------- ----------
Three months ended  September
30, 2001:
  NOI                               $36,921           $447          $1,657       $1,556      $40,581
------------------------------  ------------ -------------- ---------------   ------------ ------------

Nine months ended  September
30, 2001:
  NOI                              $106,571           $447         $ 4,682       $1,056     $112,756
  Total assets                     $858,646       $198,907         $13,787      $19,983   $1,091,323

     (1)      Includes results of corporate assets and Chelsea Interactive.

The Company operated in one segment in 2000.

Following is a reconciliation of net operating income to net income for the three and nine months ended September 30, 2001 (in thousands):

                                              Three months       Nine months
                                              Ended Sept. 30     Ended Sept. 30
                                                 2001                2001
                                              ----------------------------------

Segment NOI                                   $40,581            $112,756
Interest expense - consolidated               (8,891)            (26,326)
Interest expense - unconsol. inv.             (145)              (445)
Depreciation expense - consolidated           (12,174)           (35,479)
Depreciation expense - unconsol. Inv.         (2,525)            (6,650)
Income tax - unconsol. Inv.                   (244)              (684)
Minority interest                             (3,717)            (10,213)
                                              ----------------------------------
Net income                                    $12,885            $32,959
                                              ==================================

16.      Non-Cash Investing and Financing Activities

In connection with the acquisition of the 31 retail centers from Konover on September 25, 2001, the Company assumed $131.0 million of nonrecourse first mortgage loans.

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

General Overview

From October 1, 2000 to September 30, 2001, the Company grew by increasing rents at its operating centers, opening three new centers, expanding three centers and acquiring 35 centers. Increasing rents at comparable centers resulted in base rent growth of $1.5 million. The opening of one wholly-owned new center and expansion of three wholly-owned centers increased base rent by $2.5 million and $3.5 million, respectively. The acquisition of 31 wholly-owned centers increased base rent by $0.6 million. Income from unconsolidated investments increased by $7.9 million primarily as a result of opening three new centers developed by joint ventures during 2000 and by acquiring a 49% interest in four centers through a joint venture in December 2000.

The Company operated gross leasable area ("GLA") at September 30, 2001 of 12.5 million square feet including wholly and partially-owned GLA compared to 6.0 million square feet at September 30, 2000 and had an interest in 58 manufacturers' outlet centers at September 30, 2001 compared to 21 at the end of the same quarter in the prior year. The Company's premium portfolio included interests in 28 properties containing 8.2 million square feet of GLA. The Company's other retail portfolio was comprised of 30 centers acquired from a competitor on September 25, 2001 containing approximately 4.3 million square feet of GLA. The accompanying financial statements include six days of operations from the acquired properties.

Net GLA added since October 1, 2000 is detailed as follows:

                                                                  12 mos       9 mos         3 mos
                                                                   ended       ended         ended
                                                                September     September     December
                                                                30, 2001       30, 2001     31, 2000
                                                              -----------------------------------------------
       Changes in GLA (sf in 000's):

       New centers developed:
           Allen Premium Outlets.............................      206             -              206
           Rinku Premium Outlets (40% owned).................      180             -              180
                                                               -----------  --------------     -----------
       Total new centers.....................................      386             -              386

       Centers expanded:
           Wrentham Premium Outlets..........................      127             -              127
           Leesburg Premium Outlets..........................      104             -              104
          Allen Premium Outlets..............................       34            34                -
          Other (net)........................................        1             -                1
                                                               ----------- ---------------    ------------
       Total centers expanded                                      266            34              232

       Centers acquired:
          Gilroy Premium Outlets(49% owned)...................     577             -              577
          Lighthouse Place(49% owned).........................     491             -              491
          Waterloo Premium Outlets (49% owned)................     392             -              392
          Kittery Premium Outlets I (49% owned)...............     131             -              131
          Kittery Premium Outlets, II (1).....................      21            21                -
          Other Retail Centers  acquired from Konover (2).....   4,279         4,279                -
                                                               -----------  --------------    ------------
        Total centers acquired                                   5,891         4,300            1,591

       Net GLA added during the period........................   6,543         4,334            2,209

       GLA at end of period...................................  12,493        12,493            8,159

(1) Acquired in the September 25, 2001, Konover transaction and formerly known as Factory Stores of America at Kittery

(2) Excludes Vegas Pointe Plaza acquired as part of the September 25, 2001 acquisition, which is under option and management contracts and is to be repurchased on December 3, 2001.

Results of Operations

Comparison of the three months ended September 30, 2001 to the three months ended September 30, 2000.

Income before minority interest increased $0.9 million to $16.6 million for the three months ended September 30, 2001 from $15.7 million for the three months ended September 30, 2000. Increases in revenues, primarily the result of new center development, expansions, higher rents on releasing and renewals, the third quarter 2001 acquisition of the Konover properties and net earnings from unconsolidated investments that commenced operations in the second, third and fourth quarters of 2000 were partially offset by the loss from Chelsea Interactive and increases in operating, maintenance, depreciation and amortization and interest expenses.

Base rentals increased $3.6 million, or 13.6%, to $ 30.5 million for the three months ended September 30, 2001 from $26.9 million for the three months ended September 30, 2000 due to the fourth quarter 2000 opening of Allen Premium Outlets, expansions and higher average rents on new leases and renewals and the third quarter 2001 acquisition of the Konover properties.

Percentage rents remained flat at $4.1 million in 2001 and 2000.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $ 1.0 million, or 9.4%, to $11.6 million for the three months ended September 30, 2001 from $10.6 million for the three months ended September 30, 2000, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses was 90.6% in the third quarter of 2001, compared to 89.7% in the third quarter of 2000.

Other income decreased $0.2 million to $2.9 million for the three months ended September 30, 2001, from $3.1 million for the three months ended September 30, 2000. The decrease is primarily due to the pad sale gains in the third quarter of 2000.

Operating and maintenance expenses increased $1.0 million, or 8.4%, to $12.8 million for the three months ended September 30, 2001 from $11.8 million for the three months ended September 30, 2000. The increase was primarily due to costs related to expansions, the new center opening and higher insurance costs on the existing centers.

Depreciation and amortization expense increased $1.6 million, or 14.7%, to $12.2 million for the three months ended September 30, 2001 from $10.6 million for the three months ended September 30, 2000. The increase was due to depreciation of expansions and the new center opening.

General and administrative expense decreased $0.3 million to $0.6 million for the three months ended September 30, 2001 from $0.9 million for the three months ended September 30, 2000 primarily due to a lower accrual for deferred incentive compensation.

Other expenses decreased $0.7 million to $0.5 million for the three months ended September 30, 2001 from $1.2 million for the three months ended September 30, 2000 primarily due to write-off of development costs related to inactive projects in the third quarter of 2000.

Income from unconsolidated investments increased $1.8 million to $4.0 million for the three months ended September 30, 2001 from $2.2 million for the three months ended September 30, 2000. This resulted from equity-in-earnings and fees earned from the Company's unconsolidated investments that commenced operations during the fourth quarter of 2000 offset by one time consulting fees earned in the third quarter of 2000.

The loss from Chelsea Interactive increased $1.0 million to $1.5 million for the three months ended September 30, 2001 from $0.5 million for the three months ended September 30, 2000 due to increased depreciation, selling, general, administrative and maintenance expenses.

Interest in excess of amounts capitalized increased $2.8 million to $8.9 million for the three months ended September 30, 2001 from $6.1 million for the three months ended September 30, 2000 primarily due to higher debt balances and less construction activity.

Comparison of the nine months ended September 30, 2001 to the nine months ended September 30, 2000.

Income before minority interest increased $2.5 million to $43.2 million for the nine months ended September 30, 2001 from $40.7 million for the nine months ended September 30, 2000. Increases in revenues, primarily the result of new center development, expansions, higher rents on releasing and renewals, the third quarter 2001 acquisition of the Konover properties, and net earnings from unconsolidated investments that commenced operations in the second, third and fourth quarters of 2000 were partially offset by the loss from Chelsea Interactive and increases in operating, maintenance, depreciation and amortization and interest expenses.

Base rentals increased $8.2 million, or 10.3%, to $87.9 million for the nine months ended September 30, 2001 from $79.7 million for the nine months ended September 30, 2000 due to the fourth quarter 2000 opening of Allen Premium Outlets, expansions and higher average rents on new leases and renewals and the third quarter 2001 acquisition of the Konover properties.

Percentage rents increased $0.1 million or 1.0% to $9.9 million for the nine months ended September 30, 2001 from $9.8 million for the nine months ended September 30, 2000.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $4.4 million, or 14.9%, to $34.0 million for the nine months ended September 30, 2001 from $29.6 million for the nine months ended September 30, 2000, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses was 90.7% for the nine months ended September 30, 2001, compared to 89.3% for the nine months ended September 30, 2000.

Other income increased $1.3 million to $8.4 million for the nine months ended September 30, 2001, from $7.1 million for the nine months ended September 30, 2000. The increase is primarily the result of increased interest income offset by higher pad sale gains for the nine months ended September 30, 2000.

Operating and maintenance expenses increased $4.4 million, or 13.2%, to $37.5 million for the nine months ended September 30, 2001 from $33.1 million for the nine months ended September 30, 2000. The increase was primarily due to costs related to expansions, the new center opening and higher insurance costs on the existing centers.

Depreciation and amortization expense increased $3.7 million, or 11.5%, to $35.5 million for the nine months ended September 30, 2001 from $31.8 million for the nine months ended September 30, 2000. The increase was due to depreciation of expansions and the new center opening.

General and administrative expense increased $0.2 million to $2.8 million for the nine months ended September 30, 2001 from $2.6 million for the nine months ended September 30, 2000 primarily due to increased salaries.

Other expenses decreased $0.4 million to $1.9 million for the nine months ended September 30, 2001 from $2.3 million for the nine months ended September 30, 2000. The decrease was primarily due to a 2000 write-off of deferred site expense offset by increases in bad debt in 2001.

Income from unconsolidated investments increased $7.9 million to $10.5 million for the nine months ended September 30, 2001 from $2.6 million for the nine months ended September 30, 2000. This resulted from equity-in-earnings and fees earned from the Company's unconsolidated investments that commenced operations during the second half of 2000.

The loss from Chelsea Interactive increased $2.6 million to $3.4 million for the nine months ended September 30, 2001 from $0.8 million for the nine months ended September 30, 2000 due to increased depreciation, administrative and maintenance expenses.

Interest in excess of amounts capitalized increased $8.8 million to $26.3 million for the nine months ended September 30, 2001 from $17.5 million for the nine months ended September 30, 2000 primarily due to higher debt balances and lower construction balances.

Liquidity and Capital Resources

The Company believes it has adequate financial resources to fund operating expenses, distributions, and planned development, construction and acquisition activities over the short-term, which is less than 12 months and the long-term, which is 12 months or more. Operating cash flow for the year ended December 31, 2000 of $104.5 million is expected to increase with a full year of operations of the 2.9 million square feet of GLA added during 2000, scheduled openings of approximately 145,000 square feet in 2001, representing additional phases of Allen Premium Outlets and the third quarter 2001 acquisition of the 31 Konover properties. As of September 30, 2001, the Company has adequate funding sources to complete and open all current development projects, including those of its e-commerce affiliate, Chelsea Interactive, Inc. and pay off the assumed REMIC loan due in December 2001. This will be accomplished with available cash of $16.3 million, net proceeds of $85.0 million from the two million common shares issued in October 2001 and approximately $143 million available under the Senior Credit Facility. The Company also has the ability to access the public markets through its $450 million debt shelf registration and its $185 million equity shelf registration.

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

Common distributions declared and recorded during the nine months ended September 30, 2001 were $45.7 million, or $2.34 per share or unit. The Company's dividend payout ratio as a percentage of net income before minority interest, depreciation and amortization (exclusive of amortization of deferred financing costs ("FFO")) was 61.3% for the nine months ended September 30, 2001. The Senior Credit Facility limits aggregate dividends and distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

In October 2001, the Company sold Mammoth Premium Outlets for a net sales price approximating the carrying value.

During the eighteen month period ended October 2001, the Company completed four new debt financing transactions totaling $360 million, both secured and unsecured, and the sale of common stock totaling $115 million. These transactions strengthened the Company's financial flexibility and liquidity by extending and sequencing debt maturities and significantly reducing floating interest rate exposure at favorable rates.

In October 2001, the Company sold two million shares of common stock at a price of $45 per share, yielding net proceeds of $85.0 million, which were used to repay borrowings under the Company's Senior Credit Facility and for general corporate purposes.

In July 2001, the Company completed the sale of 545,000 shares of common stock to an institutional investor at a net price of $46 per share, yielding proceeds of $24.8 million that were used to partially fund the acquisition of the Konover properties and for general corporate purposes.

On September 25, 2001, the Company acquired a portfolio of 31 retail centers from Konover for a purchase price of approximately $182.5 million including the assumption of debt of approximately $131.0 million. Proceeds from the 545,000 share common stock equity offering, cash on hand and $17 million from the Senior Credit Facility were used to fund the balance of the purchase price.

In January 2001, the OP completed a $150 million offering of 8.25% unsecured term notes due February 2011 (the "8.25% Notes"). The 8.25% Notes were priced to yield 8.396% to investors. Net proceeds from the offering were used to repay $100 million of 7.75% unsecured notes due January 26, 2001, to repay all borrowings outstanding under the Company's Senior Credit Facility and for general corporate purposes.

Development activity as of September 30, 2001 includes an additional phase of Allen Premium Outlets, totaling 120,000 square feet scheduled to open during the fourth quarter 2001, the 71,000 square foot second phase of Rinku Premium Outlets, located outside Osaka, Japan, scheduled to open during the first quarter of 2002 and Chelsea Interactive. The Company is also in the predevelopment stage of projects outside Chicago, IL; Las Vegas, NV; and Seattle, WA that are expected to open in 2003 and beyond. These projects are under development and there can be no assurance that they will be completed or opened, or that there will not be delays in opening or completion. All current development activity is fully financed either through project specific secured construction financing, the yen denominated line of credit, available cash or through the Senior Credit Facility. The Company will seek to obtain permanent financing once the projects are completed and income has been stabilized.

The Company has minority interests ranging from 5% to 15% in several outlet centers and outlet development projects in Europe. Outlet centers, outside of London, England, Barcelona and Madrid, Spain and Paris, France are currently open and operated by Value Retail PLC and its affiliates. Two new European projects and expansions of the two existing centers are in various stages of development and are expected to open within the next two years. The Company's total investment in Europe as of September 30, 2001 was $5.2 million. The Company has also agreed under a standby facility to provide up to $22.0 million in limited debt service guarantees for loans provided to Value Retail PLC and affiliates, to construct outlet centers in Europe. The term of the standby facility is three years and guarantees shall not be outstanding for longer than five years after project completion. As of September 30, 2001, the Company had provided limited debt service guarantees of $17.0 million for three projects. In October 2001 the guarantee was increased to $24.1 million until April 2002 at which time it will revert to $22.0 million.

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

Net cash provided by operating activities increased $5.4 million for the nine months ended September 30, 2001 compared to the corresponding 2000 period, primarily due to increased GLA offset by a reduction of trade accounts payable. Net cash used in investing activities increased $37.8 million for the nine months ended September 30, 2001 compared to the corresponding 2000 period, as a result of the acquisition of the Konover portfolio and increased development costs offset by decreased construction activity, increased distributions from joint venture investments, the equity requirements of Chelsea Interactive and proceeds from sale of a center in 2000. Net cash provided by financing activities increased by $7.5 million for the nine months ended September 30, 2001 primarily due to the common stock offering proceeds in July 2001 and reduced debt repayment offset by reduced debt proceeds.

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

                                                           Three Months Ended        Nine Months Ended
                                                             September 30,             September 30,
                                                            2001         2000        2001          2000
                                                          ---------   ----------   ----------  -------------

Net income to common shareholders                          $11,838      $10,894     $29,818        $27,395
Add (deduct):
  Depreciation and amortization - wholly owned              12,174       10,616      35,479         31,823
  Depreciation and amortization - joint ventures             1,628          865       4,700            865
  Amortization of deferred financing costs and
    depreciation of non-rental real estate assets            (480)        (423)      (1,326)        (1,360)
  Preferred units distribution                             (1,462)      (1,462)      (4,386)        (4,386)
  Minority interest                                          3,717       3,756       10,213         10,157
                                                          ---------   ----------   -----------   -----------
FFO                                                        $27,415     $24,246      $74,498        $64,494
                                                          =========   ==========   ===========   ===========
Average diluted shares/units outstanding                    20,315      19,571       19,956         19,487
Dividends declared per share........                         $0.78       $0.75       $ 2.34          $2.25

Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". It also supersedes the accounting and reporting of APB Opinion No. 50 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Company.

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

In December 2000, a wholly-owned subsidiary of the Company entered into an interest rate swap agreement effective January 2, 2001 with a major financial institution for a notional amount of $69.3 million amortizing to $64.1 million to hedge against unfavorable fluctuations in the LIBOR rates of its secured mortgage loan facility. The hedge effectively produces a fixed interest rate of 7.2625% on the notional amount until January 1, 2006.

The derivative risk related to the settlement of this agreement is deemed to be immaterial as it involves a major financial institution.

At September 30, 2001 a hypothetical 100 basis point adverse move (increase) in US Treasury and LIBOR rates applied to unhedged debt would adversely affect the Company's annual interest cost by approximately $0.5 million annually.

Following is a summary of the Company's debt obligations at September 30, 2001 (in thousands):

                                              Expected Maturity Date
                         -----------------------------------------------------------------
                                                                                                     Fair
                          2001      2002       2003     2004       2005    Thereafter     Total      Value
                          ----      ----       ----     ----       ----    ----------     -----      -----
Fixed Rate Debt:         $65,229      -          -               $49,888    $395,973     $511,090    $516,796
Average Interest Rate:      3.71%     -          -                  8.38%       7.88%        7.92%      -
Variable Rate Debt:            -      -     $27,148   $22,035        -       $68,500(1)  $117,683    $117,683
                                                       22,035
Average Interest Rate:         -      -        4.36%     3.72%                  5.56%        4.94%      -

(1) Mortgage hedged to produce a fixed interest rate of 7.26% until January 2006.

Chelsea Property Group, Inc.

Part II.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

Current Report on Form 8-K, reporting under Items 2 and 7 on an event which occurred September 25, 2001.

Chelsea Property Group, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHELSEA PROPERTY GROUP, INC. By: /s/ Michael J. Clarke Michael J. Clarke Chief Financial Officer

Date: November 14, 2001