Form 10-K
period 2001-12-31
CHELSEA PROPERTY GROUP INC
filed 2002-03-11
CIK 911215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to ______________

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
Yes   X   No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Based on the closing sales price on February 27, 2002 of $52.30 per share the aggregate market value of the voting stock held by non-affiliates of the registrant was $975,722,544.

The number of shares outstanding of the registrant's common stock, $0.01 par value was 18,780,579 at February 27, 2002.

Documents incorporated by reference:

Portions of the registrant's definitive Proxy Statement relating to its 2002 Annual Meeting of Shareholders are incorporated by reference into Part III as set forth herein.

PART I

Item 1. Business

The Company
Chelsea Property Group, Inc. ("the Company") is a self-administered and self-managed real estate investment trust ("REIT"). The Company made its initial public offering of common stock on November 2, 1993 (the "IPO") and simultaneously became the managing general partner of CPG Partners, L.P. (the "Operating Partnership" or "OP"), a partnership that specializes in owning, developing, redeveloping, leasing, marketing and managing upscale and fashion-oriented manufacturers' outlet centers (the "Premium Portfolio"). On September 25, 2001, as part of a transaction with Konover Property Trust Inc. and affiliates ("Konover"), the Company acquired 32 retail centers, 30 of which constitute other retail centers ("Other Retail Centers") containing 4.3 million square feet of gross leasable area ("GLA") (see "Recent Developments") (the Premium Portfolio and Other Retail Centers are collectively the "Properties"). As of December 31, 2001, the Company wholly or partially owned 57 centers in 29 states and Japan containing approximately 12.6 million square feet of GLA represented by more than 700 tenants in approximately 2,900 stores. The Company's Premium Portfolio includes 27 properties containing 8.3 million square feet of GLA. These centers generally are located near metropolitan areas including New York City, Los Angeles, Boston, Washington, D.C., San Francisco, Sacramento, Cleveland, Atlanta, Dallas, Portland (Oregon), Tokyo and Osaka, Japan, which have a population of at least one million people within a 30-mile radius, with average annual household income of greater than $50,000. Some Premium Portfolio centers are also located within 20 miles of major tourist destinations including Palm Springs, the Napa Valley, Orlando, and Honolulu. During 2001, the Company's Premium Portfolio generated weighted average tenant sales of $379 per square foot, defined as total sales reported by tenants divided by their gross leasable area weighted by months in operation.

The Company's executive offices are located at 103 Eisenhower Parkway, Roseland, New Jersey 07068 (telephone 973-228-6111). The Company was incorporated in Maryland on August 24, 1993.

The Company is taxed as a REIT under the provisions of the Internal Revenue Code. The Company generally will not be taxed at the corporate level on income it currently distributes to its shareholders, provided it distributes at least 90% of its taxable income (95% prior to 2001).

Recent Developments

On September 25, 2001, the Company acquired a total of 32 retail centers from Konover. The purchase price was $182.5 million, including the assumption of $131.0 million of non-recourse mortgage debt. One of these centers was acquired subject to a repurchase agreement and was sold back to Konover on December 3, 2001 at the established cost basis of $2.5 million. Another 21,000 square foot center in Kittery, Maine, was classified as a Premium Portfolio property. The remaining 30 Other Retail Centers contain 4.3 million square feet of GLA represented by 180 tenants in approximately 700 stores. The Company expects that within two years three additional Other Retail Centers will be classified as Premium Portfolio properties as a result of its re-tenanting efforts and the centers' locations. Certain centers that do not meet the Company's strategic criteria for long term hold will be identified for sale. The 30 Other Retail Centers were 91% leased as December 31, 2001.

In October 2001, the Company sold Mammoth Premium Outlets to a third party for a net sales price that approximated the carrying value.

The following table sets forth a summary of expansions, acquisitions and dispositions from January 1 through December 31, 2001:

                                                                     GLA        Number
Property                                  % Owned     Date(1)     (Sq. Ft.)    of Stores   Tenants(2)
--------                                  ----------  ----------  -----------  ---------  ----------------------------------

As of January 1, 2001..................                            8,159,000    2,141

Expansions:

    Allen Premium Outlets, Allen, TX...      100   3/&11/01          146,000       33     Adidas, Brooks Brothers,
                                                                                          Lenox

    Other (net)........................                                4,000      (14)

                                                                    ----------  ----------
Total expansions:                                                    150,000       19

Acquisitions:

Kittery Premium Outlets II, formerly
 Factory Stores at Kittery
Kittery, ME............................      100        09/01         21,000        5
Factory Stores at Vacaville,
Vacaville, CA..........................      100        09/01        447,000      107     Carter's, Eddie Bauer, Gap,
                                                                                          L'eggs/Hanes/Bali/Playtex,
                                                                                          Nike, OshKosh B' Gosh,
                                                                                          Reebok
Carolina Outlet Center,
 Smithfield ,NC........................      100        09/01        443,000       51     Carter's, Casual Corner,
                                                                                          Gap, Liz Claiborne,
                                                                                          L'eggs/Hanes/Bali/Playtex,
                                                                                          Nike, Polo, Tommy Hilfiger
Factory Stores at North Bend
North Bend, WA.........................      100        09/01        223,000       49     Factory Brand Shoe, Gap,
                                                                                          Lenox, Nike

Other Retail Centers acquired..........      100        09/01      3,166,000      490     VF Factory Outlet
                                                                  -----------  --------
Total acquisitions:.................                               4,300,000      702

Dispositions: ........................
     Mammoth Premium Outlets,
         Mammoth, CA..................       100        10/01        (35,000)     (11)    Polo Ralph Lauren
                                                                  -----------  ----------
Total for 2001......................                               4,415,000      710
                                                                  -----------  ----------

As of December 31, 2001...............                            12,574,000    2,851
                                                                  ===========  ==========

___________________________

(1) (2)	Expansion, acquisition or disposition date.
Consists of tenants who lease at least 5,000 square feet of GLA or have estimated sales of more than $300 per square foot. Most tenants pay a fixed base rent based on the square feet leased and also pay a percentage rent based on sales.

Some of the most recent newly acquired or expanded centers are discussed below:

Allen Premium Outlets, Allen, Texas. Allen Premium Outlets, a 352,000 square foot center containing 81 stores, opened its initial phase in October 2000. Expansions in 2001 consisted of the 28,000 square foot completion of Phase I and 118,000 square feet on Phase II . The center is located approximately 30 miles north of Dallas on US Highway 75. The populations within a 15-mile, 30-mile and 60-mile radius are approximately 0.6 million, 2.4 million and 5.0 million, respectively. Average household income within a 30-mile radius is approximately $73,000.

Kittery Premium Outlets (II), Kittery, Maine. Kittery Premium Outlets, a 21,000 square foot center containing 5 stores was acquired in September 2001. The center is located approximately 60 miles north of Boston (MA) and 60 miles south of Portland (ME). The populations within a 15-mile, 30-mile and 60-mile radius are approximately 0.2 million, 0.5 million and 3.8 million, respectively. Average household income within a 30-mile radius is approximately $60,000. The center is adjacent to Kittery Premium Outlets I.

Factory Stores at Vacaville, Vacaville, California. Factory Stores at Vacaville, a 447,000 square foot center containing 107 stores was acquired in September 2001. The center is located approximately 50 miles east of San Francisco and 25 miles west of Sacramento. The populations within a 15-mile, 30-mile and 60-mile radius are approximately 0.2 million, 1.4 million and 7.0 million, respectively. Average household income within a 30-mile radius is approximately $69,000.

Carolina Outlet Center, Smithfield, North Carolina. Carolina Outlet Center, a 443,000 square foot center containing 51 stores was acquired in September 2001. The center is located approximately 30 miles southeast of Raleigh/Durham. The populations within a 15-mile, 30-mile and 60-mile radius are approximately 0.1 million, 0.8 million, and 2.3 million, respectively. Average household income within a 30-mile radius is approximately $55,000.

Factory Stores at North Bend, North Bend, Washington. Factory Stores at North Bend, a 223,000 square foot center containing 49 stores was acquired in September 2001. The center is located approximately 36 miles southeast of Seattle. The populations within a 15-mile, 30-mile and 60-mile radius are approximately 0.1 million, 1.7 million, and 3.4 million, respectively. Average household income within a 30-mile radius is approximately $77,000.

The Company continues construction on additional phases of three existing centers totaling 57,000 square feet. These projects, along with others, are in various stages of development and there can be no assurance they will be completed or opened, or that there will not be delays in opening or completion.

During 2000, the Company developed a new technology-based e-commerce platform through an unconsolidated investment, Chelsea Interactive, Inc., ("Chelsea Interactive") that provides fashion and other retail brands with their own customized direct-to-the-consumer Internet online store, incorporating e-commerce design, development, fulfillment and customer services. In consideration for such services, Chelsea Interactive is receiving a percentage of each brand's online sales. To date, the Company has invested approximately $43 million in Chelsea Interactive to build the platform. There is no assurance that this concept will be successful or its future impact on the Company's financial condition or results of operations.

Strategic Alliance and Joint Ventures

In June 1999, the Company signed a definitive agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan. The joint venture, known as Chelsea Japan Co., Ltd. ("Chelsea Japan"), developed its initial projects in the cities of Gotemba and Izumisano, outside of Tokyo and Osaka, respectively. Subject to governmental and other approvals, Chelsea Japan expects to announce additional projects during 2002.

In May 1997, the Company formed a strategic alliance with Simon to develop and acquire high-end outlet centers with GLA of 500,000 square feet or more in the United States. The Company and Simon are co-managing general partners, each with 50%-ownership of the joint venture and any entities formed with respect to specific projects; the Company will have primary responsibility for the day-to-day activities of each project. Simon is one of the largest publicly traded real estate companies in North America as measured by market capitalization, and at February 2002 owned, had an interest in and/or managed approximately 193 million square feet of retail and mixed-use properties in 36 states and Europe. The strategic alliance is currently scheduled to terminate on December 31, 2002. The 50/50 Orlando Premium Outlets joint venture is the only project under this alliance to date.

In October 1998 the Company sold its interest in and terminated the development of Houston Premium Outlets, a joint venture project with Simon. Under the terms of the agreement, the Company received non-compete payments totaling $21.4 million from The Mills Corporation; $3.0 million was received at closing and all four annual installments of $4.6 million were received, including the final January 2002 payment which had a $0.3 million legal reserve withheld.

The Company has made several investments through joint ventures with others. Joint venture investments may involve risks not otherwise present for investments solely by the Company, including the possibility its co-venturers might become bankrupt, its co-venturers might at any time have different interests or goals than the Company, and that the co-venturers may take action contrary to the Company's instructions, requests, policies or objectives, including its policy with respect to maintaining the qualification of Chelsea Property Group, Inc. as a REIT. Other risks of joint venture investments include impasse on decisions, such as a sale, because neither its co-venturer nor the Company would have full control over the joint venture. There is no limitation under the Company's organizational documents as to the amount of funds that may be invested in partnerships or joint ventures.

Organization of the Company

Virtually all of the Company's assets are held by, and all of its business activities conducted through, the Operating Partnership. The Company is the sole general partner of the Operating Partnership (which owned 85.6% in the Operating Partnership as of December 31, 2001) and has full and complete control over the management of the Operating Partnership and each of the Properties, excluding joint ventures.

The Manufacturers' Outlet Business

Manufacturers' outlets are manufacturer-operated retail stores that sell primarily first-quality, branded goods at significant discounts from regular department and specialty store prices. Manufacturers' outlet centers offer numerous advantages to both consumer and manufacturer; by eliminating the third party retailer, manufacturers are often able to charge customers lower prices for brand name and designer merchandise; manufacturers benefit by being able to sell first quality in-season, as well as out-of-season, overstocked or discontinued merchandise without compromising their relationships with department stores or hampering the manufacturers' brand name. In addition, outlet stores enable manufacturers to optimize the size of production runs while maintaining control of their distribution channels.

Business Strategy

The Company believes its strong tenant relationships, high-quality property portfolio and managerial expertise give it significant advantages in the manufacturers' outlet business.

Strong Tenant Relationships. The Company maintains strong tenant relationships with high-fashion, upscale manufacturers and retailers that have a selective presence in the outlet industry, such as Armani, Brooks Brothers, Chanel, Coach Leather, Cole-Haan, Donna Karan, Gap/Banana Republic, Gucci, Jones New York, Nautica, Polo Ralph Lauren, Tommy Hilfiger and Versace, as well as with national brand-name manufacturers such as Adidas, Carter's, Nike, Phillips-Van Heusen (Bass, Izod, Geoffrey Beene, Van Heusen) and Timberland. The Company believes that its ability to draw from both groups is an important factor in providing broad customer appeal and higher tenant sales.

High Quality Property Portfolio. The Company's 25 Premium domestic centers generated weighted average reported tenant sales during 2001, of $379 per square foot, the highest among the three publicly traded outlet companies. As a result, the Company has been successful in attracting some of the world's most sought-after brand-name designers, manufacturers and retailers and each year has added new names to the outlet business and its centers. The Company believes that the quality of its centers gives it significant advantages in attracting customers and negotiating multi-lease transactions with tenants.

Management Expertise. The Company believes it has a competitive advantage in the manufacturers' outlet business as a result of its experience in the business, long-standing relationships with tenants and expertise in the development and operation of manufacturers' outlet centers. Management developed a number of the earliest and most successful outlet centers in the industry, including Liberty Village Premium Outlets (one of the first manufacturers' outlet centers in the U.S.) in 1981, Woodbury Common Premium Outlets in 1985 and Desert Hills Premium Outlets in 1990. Since its IPO, the Company has added significantly to its senior management in the areas of development, leasing and property management without increasing general and administrative expenses as a percentage of total revenues; additionally, the Company intends to continue to invest in systems and controls to support the planning, coordination and monitoring of its activities.

Growth Strategy

The Company seeks growth through increasing rents in its existing centers; developing new centers and expanding existing centers; and acquiring and re-developing centers.

Increasing Rents at Existing Centers. The Company's leasing strategy includes aggressively marketing available space and maintaining a high level of occupancy; providing for inflation-based contractual rent increases or periodic fixed contractual rent increases in substantially all leases; renewing leases at higher base rents per square foot; re-tenanting space occupied by under performing tenants; and continuing to sign leases that provide for percentage rents.

Developing New Centers and Expanding Existing Centers. The Company believes that there continue to be significant opportunities to develop manufacturers' outlet centers across the United States and internationally. The Company intends to undertake such development selectively, and believes that it will have a competitive advantage in doing so as a result of its development expertise, tenant relationships and access to capital. The Company expects that the development of new centers and the expansion of existing centers will continue to be a substantial part of its growth strategy. The Company believes that its development experience and strong tenant relationships enable it to determine site viability on a timely and cost-effective basis. However, there can be no assurance that any development or expansion projects will be commenced or completed as scheduled.

International Development. The Company continues to develop, own and operate premium outlet centers in Japan through its joint venture company, Chelsea Japan. In 2000, Chelsea Japan developed its first two outlet centers, one in Gotemba, located outside Tokyo, and the other in Izumisano, outside Osaka, Japan. The Company believes that there are significant opportunities to develop additional manufacturers' outlet centers in Japan and intends to pursue these opportunities as viable sites are identified.

The Company has minority interests ranging from 5% to 15% in several outlet centers and outlet development projects in Europe. Five outlet centers, containing approximately 900,000 square feet of GLA, including Bicester Village outside of London, England, La Roca Company Stores outside of Barcelona, Spain, Las Rozas Village outside Madrid, Spain, La Vallee near Disneyland Paris and Maasmechelen Village in Belgium are currently open and operated by Value Retail PLC and its affiliates. There is more new center development planned and one new European project is under construction and expected to open in Spring 2003.

Acquiring and Redeveloping Centers. The Company intends to selectively acquire individual properties and portfolios of properties that meet its strategic investment criteria as suitable opportunities arise. The Company believes that its extensive experience in the outlet center business, access to capital markets, familiarity with real estate markets and advanced management systems will allow it to evaluate and execute its acquisition strategy successfully. Furthermore, management believes that the Company will be able to enhance the operation of acquired properties as a result of its strong tenant relationships with both national and upscale fashion retailers and development, marketing and management expertise as a full-service real estate organization. Additionally, the Company may be able to acquire properties on a tax-advantaged basis through the issuance of Operating Partnership units. However, there can be no assurance that any acquisitions will be consummated or, if consummated, will result in an advantageous return on investment for the Company.

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

Property Design and Management. The Company believes that effective property design and management are significant factors in the success of its properties and works continually to maintain or enhance each center's physical plant, original architectural theme and high level of on-site services. Each property is designed to be compatible with its environment and is maintained to high standards of aesthetics, ambiance and cleanliness in order to promote longer visits and repeat visits by shoppers. The Company has 569 full-time and 153 part-time employees. Of these employees, 434 full-time and 149 part-time are involved in on-site maintenance, security, administration and marketing. Centers are generally managed by an on-site property manager with oversight from a regional operations director.

Financing

The Company seeks to maintain a strong, flexible financial position by: (i) maintaining a moderate level of leverage, (ii) extending and sequencing debt maturity dates, (iii) managing floating interest rate exposure and (iv) maintaining liquidity. Management believes these strategies will enable the Company to access a broad array of capital sources, including bank or institutional borrowings, secured and unsecured debt and equity financings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Competition

The Properties compete for retail consumer spending on the basis of the diverse mix of retail merchandising and value oriented pricing. Manufacturers' outlet centers have established a niche capitalizing on consumers' desire for value-priced goods. The Properties compete for customer spending with other outlet locations, traditional shopping malls, off-price retailers, and other retail distribution channels. The Company believes that the Premium Portfolio Properties generally are the leading manufacturers' outlet centers in each market. The Company carefully considers the degree of existing and planned competition in each proposed market before deciding to build a new center.

Environmental Matters

The Company is not aware of any environmental liabilities relating to the Properties that would have a material impact on the Company's financial position and results of operations.

Personnel

As of December 31, 2001, the Company had 569 full-time and 153 part-time employees. None of the employees are subject to any collective bargaining agreements, and the Company believes it has good relations with its employees.

Item 2. Properties

The Company's Premium Portfolio consists of 27 upscale, fashion-oriented manufacturers' outlet centers located in or near New York City, Los Angeles, Boston, Washington, D.C., San Francisco, Sacramento, Cleveland, Atlanta, Dallas, Portland (Oregon), Tokyo and Osaka, Japan, or at or near tourist destinations including Palm Springs, the Napa Valley, Orlando, and Honolulu. The Premium Portfolio was 98% leased as of December 31, 2001 and contained approximately 2,200 stores with more than 500 different tenants. The Company's Other Retail Centers were 91% leased as of December 31, 2001 and contained approximately 700 stores with more than 180 different tenants. As of December 31, 2001, the Company had 57 centers in 29 states and Japan containing approximately 12.6 million square feet of gross leasable area. Of the 57 centers, 50 are owned 100% (45 in fee and five under a long-term lease); and seven are partially owned through joint ventures (four in fee and three under long-term leases). The Company manages all 55 of its domestic centers and Chelsea Japan Co., Ltd., a 40%-owned joint venture, manages the two centers in Japan.

The Company believes the Properties are adequately covered by insurance.

Premium Portfolio

The Company does not consider any single store lease to be material; no individual tenant, combining all of its store concepts, accounts for more than 5% of the Company's gross revenues or total GLA; and only one tenant occupies more than 4% of the Company's total GLA. As a result, and considering the Company's past success in re-leasing available space, the Company believes the loss of any individual tenant would not have a significant effect on future operations.

Approximately 22% of the Company's Premium Portfolio revenues for the year ended December 31, 2001 and 21%, 23% and 24% of the Company's total revenues for the years ended December 31, 2001, 2000, and 1999 respectively, were derived from the Company's center with the highest revenues, Woodbury Common Premium Outlets. The loss of this center or a material decrease in revenues from the center for any reason might have a material adverse effect on the Company. In addition, approximately 29% of the Company's Premium Portfolio revenues for the year ended December 31, 2001 and 28% of the Company's revenues for the years ended December 31, 2001, and 2000 and 30% for the year ended December 31, 1999, were derived from the Company's centers in California.

Woodbury Common Premium Outlets contributed more than 10% of the Company's aggregate gross revenues during 2001 and had a book value of more than 10% of the total assets of the Company at year-end 2001. No tenant at this center leases more than 10% of the center's GLA. The following chart shows certain information for Woodbury Common.

                                                             Avg. Annual
Fiscal                                    Occupancy              Rent
Year                                         Rate             per sq ft
----
                                        ---------------     ---------------

1997..............................          100.0%               $31.42
1998..............................          100.0                 33.16
1999..............................           99.5                 35.61
2000..............................          100.0                 38.55
2001..............................           98.8                 38.63

Woodbury Common Premium Outlets opened in four phases in 1985, 1993, 1995 and 1998 and contains 847,000 square feet of GLA. As of December 31, 2001, the center was leased to 212 tenants. Woodbury Common is located approximately 50 miles north of New York City at the Harriman exit of the New York State Thruway. The populations within a 30-mile, 60-mile and 100-mile radius are approximately 2.5 million, 17.3 million and 25.2 million, respectively. Average household income within the 30-mile radius is approximately $83,000.

The following table shows lease expiration data as of December 31, 2001 for Woodbury Common Premium Outlets for the next ten years (assuming that none of the tenants exercise renewal options).

                                                             Contractual                         % of Annual
                                                         Base Rents ("CBR")          No. of          "CBR"
                                                  --------------------------------- Leases       Represented by
Expiration Year                            GLA       per sq ft           Total      Expiring     Expiring Leases
                                      ----------- ----------------  --------------- -----------  ----------------
2002...................................   67,095       $33.08          $2,220,000       19            7.2
2003...................................  234,469        33.59           7,876,000       59           25.4
2004...................................   35,051        33.12           1,161,000       10            3.7
2005...................................  117,378        36.98           4,341,000       29           14.0
2006...................................   43,020        44.85           1,929,000       17            6.2
2007...................................   32,997        47.00           1,551,000       11            5.0
2008...................................  124,790        38.90           4,855,000       24           15.7
2009...................................   43,801        51.53           2,257,000       16            7.3
2010...................................   32,702        49.34           1,614,000       10            5.2
2011...................................   54,303        46.75           2,539,000       13            8.2

Depreciation on Woodbury Common Premium Outlets is calculated using the straight line method over the estimated useful life of the real property and land improvements which ranges from 10 to 40 years. At December 31, 2001, the Federal tax basis in this center was $124.0 million.

The realty tax rate on Woodbury Common Premium Outlets is approximately $5.39 per $100 of assessed value. Estimated 2002 taxes are $3.9 million.

Other Retail Centers

30 Other Centers lease approximately 25% of the centers' GLA, or 8% of the Company's total GLA, to VF Corporation (Vanity Fair). This tenant is also responsible for approximately 15% of the annualized revenue derived from Other Retail Centers, which constitutes approximately 3% of the Company's total revenues. The Company attempts to mitigate the risk of loss from this tenant by attempting to extend lease expiration dates.

Set forth in the table below is certain property information as of December 31, 2001:

                                                               GLA
                                                 Year          (Sq.        No. of
Name/Location                                    Opened        Ft.)        Stores         Tenants
---------------------------------------          -----------  ---------   ---------   ------------------------------------

Premium Portfolio:
Woodbury Common Premium Outlets............      1985          847,000      212       Banana Republic, Brooks Brothers,
  Central Valley, NY (New York City area)                                             Coach,  Giorgio Armani, Gucci, Neiman
                                                                                      Marcus Last Call, Polo Ralph Lauren,
                                                                                      Salvatore Ferragamo

Wrentham Village Premium Outlets...........      1997          601,000      158       Barneys New York, Donna Karan,
  Wrentham, MA (Boston/Providence area)                                               Hugo Boss, Kenneth Cole, Nike,
                                                                                      Polo Ralph Lauren, Sony, Versace

Gilroy Premium Outlets....................       1990(1)       577,000      141       Brooks Brothers, Coach, J. Crew, Nike,
  Gilroy, CA (40 miles south of San Jose)                                             Polo Ralph Lauren, Timberland,
                                                                                      Tommy Hilfiger, Versace

North Georgia Premium Outlets.............       1996          537,000      132       Coach, Crate & Barrel, Escada,
  Dawsonville, GA (Atlanta metro area)                                                Liz Claiborne, Polo Ralph Lauren,
                                                                                      Tommy Hilfiger, Williams-Sonoma

Lighthouse Place Premium Outlets..........       1987(1)       491,000      122       Burberry, Coach, Crate & Barrel,
  Michigan City, IN (50 miles east of Chicago)                                        Gap, Liz Claiborne, Polo Ralph Lauren,
                                                                                      Tommy Hilfiger

Desert Hills Premium Outlets...............       1990         475,000      122       Burberry, Coach, Giorgio Armani, Gucci,
  Cabazon, CA (Palm Springs-Los Angeles)                                              Max Mara, Polo Ralph Lauren, Versace,
                                                                                      Zegna

Leesburg Corner Premium Outlets...........        1998          463,000     103       Barneys New York, Kenneth Cole,
  Leesburg, VA (Washington DC area)                                                   Liz Claiborne, Nike, Polo Ralph Lauren,
                                                                                      Williams-Sonoma

Camarillo Premium Outlets..................       1995          454,000     122       Banana  Republic, Barneys New York,
  Camarillo, CA (Los Angeles metro area)                                              Coach, Donna Karan, Nautica, Polo
                                                                                      Ralph Lauren, Versace

Orlando Premium Outlets....................       2000 (2)      428,000     114       Barneys New York, Coach, Escada,
  Orlando, FL (between Sea World & Epcot)                                             Giorgio Armani, Hugo Boss, Max Mara,
                                                                                      Nike, Polo Ralph Lauren

Waterloo Premium Outlets...................       1995 (1)      392,000     100       Brooks Brothers, Coach, Eddie Bauer,
  Waterloo, NY (Finger Lakes Region)                                                  Gap, J. Crew, Jones New York, Liz
                                                                                      Claiborne, Mikasa, Polo Ralph Lauren

Allen Premium Outlets......................       2000          352,000      81       Barneys New York, Brooks Brothers,
   Allen, TX (20 miles north of Dallas)                                               Cole-Haan, Crate & Barrel, Liz
                                                                                      Claiborne, Polo Ralph Lauren, Tommy
                                                                                      Hilfiger

Folsom Premium Outlets.....................       1990          299,000      80       Bass, Eddie Bauer, Gap, Kenneth Cole,
  Folsom, CA (Sacramento metro area)                                                  Liz Claiborne, Nike, Off 5th-Saks
                                                                                      Fifth Avenue

Aurora Premium Outlets.....................       1987          297,000      67       Brooks Brothers, Gap, Liz  Claiborne,
  Aurora, OH (Cleveland metro area)                                                   Off 5th-Saks Fifth Avenue, Polo
                                                                                      Ralph Lauren, Tommy Hilfiger

Clinton Crossing Premium Outlets...........       1996          272,000      66       Barneys New York, Coach, Escada,
  Clinton, CT(I-95/NY-New England corridor)                                           Gap, Kenneth Cole, Liz Claiborne,
                                                                                      Polo Ralph Lauren

Gotemba Premium Outlets....................       2000 (3)      220,000      78       Brooks Brothers, Coach, Eddie Bauer,
 Gotemba, Japan (60 miles west of Tokyo) (4)                                          Gap, J. Crew, L.L. Bean, Nautica,
                                                                                      Nike, Timberland

Waikele Premium Outlets....................       1997          213,000      51       Banana Republic, Barneys New York,
  Waipahu, HI (Honolulu area)                                                         Brooks Brothers, Guess, Kenneth Cole,
                                                                                      Max Mara

Petaluma Village Premium Outlets..........        1994          196,000      51       Brooks Brothers, Coach, Gap,
  Petaluma, CA (San Francisco metro area)                                             Jones New York, Liz Claiborne,
                                                                                      Off 5th-Saks Fifth Avenue

Rinku Premium Outlets......................       2000 (3)      180,000      71       Brooks Brothers, Coach, Dolce &
 Rinku, Japan (30 miles South of Osaka) (4)                                           Gabbana, Eddie Bauer, Gap,
                                                                                      Nautica, Nike, Timberland

Napa Premium Outlets.......................       1994          171,000      49       Barneys New York, J. Crew,
 Napa, CA (Napa Valley)                                                               Jones New York, Kenneth Cole,
                                                                                      Nautica, Tommy Hilfiger, TSE

Columbia Gorge Premium Outlets.............       1991          164,000      45       Adidas, Bass, Carter's, Gap,
 Troutdale, OR (Portland metro area)                                                  Mikasa, Samsonite

Liberty Village Premium Outlets............       1981          154,000      55       Ellen Tracy, Jones New York,
  Flemington, NJ (New York-Phila. metro area)                                         Polo Ralph Lauren, Tommy Hilfiger,
                                                                                      Timberland, Waterford Wedgwood

American Tin Cannery Premium Outlets.......       1987          135,000      45       Bass, Geoffrey Beene, Nine West,
  Pacific Grove, CA (4) (Monterey Peninsula)                                          Reebok, Samsonite, WestPoint Stevens

Kittery Premium Outlets....................       1984(1)       131,000      26       Banana Republic, Coach, Crate &
  Kittery, ME (60 miles north of Boston) (4)                                          Barrel, Polo Ralph Lauren, Reebok

Santa Fe Premium Outlets...................       1993          125,000      38       Brooks Brothers, Coach, Donna Karan,
  Santa Fe, NM                                                                        Jones New York, Liz Claiborne,
                                                                                      Van Heusen

Patriot Plaza Premium Outlets..............       1986           77,000      11       Lenox, Polo Ralph Lauren,
  Williamsburg, VA  (Norfolk-Richmond area)                                           WestPoint Stevens

St. Helena Premium Outlets.................       1992           23,000       9       Brooks Brothers, Donna Karan, Coach,
  St. Helena, CA (Napa Valley)                                                        Escada

Kittery Premium Outlets (II)...............       2001           21,000       5       Factory Brand Shoes
 Kittery, ME (60 miles north of Boston)

Other Retail Centers:
Factory Stores at Vacaville................       2001          447,000     107       Adidas, Carter's, Eddie Bauer,
  Vacaville, CA                                                                       Gap, Mikasa, Nike, OshKosh B' Gosh,
                                                                                      Reebok,

Carolina Outlet Center.....................       2001          443,000     51        Brooks Brothers, Gap, Liz Claiborne,
  Smithfield, NC(4)                                                                   Nike, Polo, Ralph Lauren,
                                                                                      Tommy Hilfiger

Factory Shoppes at Branson Meadows.........       2001          287,000     44        Dress Barn, Easy Spirit, Speigel,
  Branson, MO                                                                         VF Factory Outlet

Factory Stores at North Bend ..............       2001          223,000     49        Adidas, Eddie Bauer, Bass, Carters,
  North Bend, WA                                                                      Nike, Oshkosh B'Gosh, Samsonite

Factory Stores of America..................       2001          184,000     31        Adidas, Dress Barn, Samsonite,
  Draper, UT                                                                          VF Factory Outlet

Factory Stores of America..................       2001          177,000     27        Bass, Dress Barn, Levi's, Van Heusen
  Georgetown, KY

Factory Stores of America.................        2001          176,000     43        Bass, Levi's, Van Heusen, West
  La Marque, TX                                                                       Point Stevens

Factory Stores of America ................        2001          167,000     30        Bass, Dress Barn, Fieldcrest Cannon,
  Mesa, AZ                                                                            Samsonite, VF Factory Outlet

North Ridge Shopping Center................       2001          165,000     33        Ace Hardware, Kerr Drugs, Winn
  North Ridge, Raleigh, NC                                                            Dixie

Factory Stores of America .................       2001          151,000     30        Bass, Corning Revere, Fieldcrest
  Crossville, TN                                                                      Canon, VF Factory Outlet, Van Heusen

Mac Gregor Village.........................       2001          142,000     45        Spa Health Club, Tuesday Morning
  Cary, NC

Factory Stores of America..................       2001          133,000     16        L'eggs/Hanes/ Bali/ Playtex,
  Tri-Cities, TN                                                                      Tri-Cities Cinemas

Factory Stores of America..................       2001          131,000     18        Bass, Easy Spirit, VF Factory Outlet,
  Iowa, LA (4)                                                                        Van Heusen

Factory Stores of America..................       2001          129,000     12        Banister Shoes, VF Factory Outlet,
  Tupelo, MS                                                                          Van Heusen

Factory Stores of America..................       2001          127,000     20        Book Warehouse, Banister Shoes,
  Tucson, AZ                                                                          Samsonite, VF Factory Outlet

Dare Center................................        2001         115,000     15        Fashion Bug, Food Lion
  Kill Devil, NC (4)

Factory Stores of America..................        2001         112,000     17        Dress Barn, Factory Brand Shoes,
  Story City, IA                                                                      VF Factory Outlet, Van Heusen

Factory Stores of America..................        2001         105,000     18        Banister Shoes, Paper Factory, VF
  Boaz, AL (4)                                                                        Factory Outlet

Factory Stores of America..................        2001          91,000     10        VF Factory Outlet
  West Frankfort, IL

Factory Stores of America..................        2001          90,000     11        Bass, Dress Barn, VF Factory Outlet,
  Arcadia, LA                                                                         Van Heusen

Factory Stores of America..................        2001          90,000     10        Bass, Dress Barn, VF Factory Outlet
  Nebraska City, NE

Factory Stores of America..................        2001          86,000     13        Dress Barn, VF Factory Outlet
  Lebanon, MO

Factory Stores of America..................        2001          84,000     13        Factory Brand Shoes, VF Factory Outlet,
  Graceville, FL                                                                      Van Heusen

Factory Stores of America..................        2001          64,000      4        VF Factory Outlet
  Corsicana, TX

Factory Stores of America..................        2001          64,000      4        Banister Shoes, VF Factory Outlet
  Hanson, KY

Factory Stores of America..................        2001          64,000      3        VF Factory Outlet
  Hempstead, TX

Factory Stores of America..................        2001          64,000      4        VF Factory Outlet
  Livingston, TX

Factory Stores of America..................        2001          64,000      4        VF Factory Outlet
  Mineral Wells, TX

Factory Stores of America..................        2001          60,000      4        Bass, VF Factory Outlet
  Union City, TN

Factory Stores of America..................        2001          44,000     11        Levi's, L'eggs/ Hanes/Bali/Playtex
  Lake George, NY
                                                             ----------  ------
   Total...................................                  12,574,000  2,851
                                                             ==========  =======

Notes to Property Data:

(1)	49%-interest through a joint venture with Fortress Registered Investment Trust
(2)	50%-owned through a joint venture with Simon Property Group, Inc.
(3)	40%-owned through a joint venture with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation
(4)	Property held under long term land lease expiring as follows: Kittery Premium Outlets, October 2009; Gotemba Premium Outlets, October 2019; Rinku Premium Outlets, March 2020; American Tin Cannery Premium Outlets, December 2004; Factory Stores of America at Smithfield (87,000 sq. ft), January 2029; Factory Stores of America at Iowa, September 2087; Factory Stores of America at Boaz, January 2007; Dare Center, September 2058

The Company rents approximately 36,000 square feet of office space in its headquarters facility in Roseland, New Jersey; approximately 5,600 square feet at Chelsea Interactive's office in Reston, Virginia; 3,500 square feet at its office in New York; and 2,000 square feet at its office in Mission Viejo, California.

Item 3. Legal Proceedings

The Company is not presently involved in any material litigation other than routine litigation arising in the ordinary course of business and that is either expected to be covered by liability insurance or to have no material impact on the Company's financial position and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Directors and Executive Officers of the Company
The following table sets forth the directors and executive officers of the Company:

Name	Age	Position

David C. Bloom	45	Chairman of the Board (term expires in 2002) and Chief Executive Officer
William D. Bloom	39	Vice Chairman and Director (term expires in 2003)
Brendan T. Byrne
Robert Frommer
Barry M. Ginsburg
Philip D. Kaltenbacher
Reuben S. Leibowitz
Leslie T. Chao
Thomas J. Davis
Michael J. Clarke
Bruce Zalaznick
Anthony J. Galvin
John R. Klein
Christina M. Casey
Denise M. Elmer
Philip E. Ende
Eric K. Helstrom
Daniel L. Kelly
Gregory C. Link
Michele Rothstein
Catherine A. Lassi
Sharon M. Vuskalns	77 66 64 64 54 45 46 48 45 42 43 46 45 31 43 36 52 43 42 38	Director (term expires in 2004)
Director (term expires in 2003)
Director (term expires in 2002)
Director (term expires in 2002)
Director (term expires in 2003)
President
Chief Operating Officer
Senior Vice President and Chief Financial Officer
Executive Vice President-International
Senior Vice President-Leasing
Senior Vice President-Real Estate
Vice President-Human Resources
Vice President, General Counsel and Secretary
Vice President - Leasing
Vice President-Architecture and Construction
Vice President- International Leasing
Vice President-Operations
Vice President-Marketing
Treasurer
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

William D. Bloom, Vice Chairman since 2000 and Director since 1995. Mr. Bloom joined The Chelsea Group in 1986 with responsibility for leasing of Company's projects and was appointed Executive Vice President-Leasing in 1993 and Executive Vice President-Strategic Relationships in 1996. Mr. Bloom's current responsibilities include day to day operations of Chelsea Interactive, Inc. Prior to joining Chelsea, he was an institutional bond broker with Mabon Nugent in New York. Mr. Bloom graduated from Boston University School of Management.

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

Robert Frommer, Director since 1993. Mr. Frommer is currently a Managing Member of Chatham Development Partners, LLC in San Francisco. From 1991 to 2000, he was a principal of Robert Frommer Associates, a real estate consulting firm. He has been responsible for developing major commercial, residential and mixed-use real estate projects in New York, Philadelphia, Washington, DC, Chicago and Seattle. He has served as President of the Pebble Beach Co., the Ritz-Carlton Hotel of Chicago and PG&E Properties in California. Mr. Frommer is a graduate of the Wharton School of the University of Pennsylvania, and received an LL.B. Degree from Yale Law School.

Barry M. Ginsburg, Director since 1993. Mr. Ginsburg was a founder and principal of Ginsburg Craig Associates and its predecessor companies from 1986 to 1993 and Vice Chairman of the Company from 1993 to 1999 at which time he retired. From 1966 through 1985, he was employed by Dansk International Designs, Ltd. and was corporate Chief Operating Officer and Director from 1980 to 1985. Dansk operated a chain of 31 manufacturers' outlet stores. He is currently a Director of Liz Lange Maternity and New Milford (Connecticut) Hospital. Mr. Ginsburg graduated from Colby College and received an MBA from Cornell University.

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

Reuben S. Leibowitz, Director since 1993. Mr. Leibowitz is a Managing Director of E. M. Warburg Pincus & Co., LLC, a private equity investment firm. He has been associated with Warburg Pincus since 1984. Mr. Leibowitz currently serves as Chairman of the Board of Directors of Grubb & Ellis Company, a Director of Price Legacy Corporation and is a Director of a number of private companies. Mr. Leibowitz graduated from Brooklyn College, received an MBA from New York University, a JD from Brooklyn Law School, and an LL.M. from New York University School of Law.

Leslie T. Chao, President since April 1997. As President of the Company, Mr. Chao oversees the corporate finance, international development, legal, administrative, investor relations and human resource functions of the Company. He joined Chelsea in 1987 as Chief Financial Officer. Prior to joining Chelsea, he was a Vice President in the corporate finance/treasury area of Manufacturers Hanover Corporation (now J.P. Morgan Chase & Co.), a New York bank holding company. Mr. Chao graduated from Dartmouth College and received an MBA from Columbia Business School.

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

Michael J. Clarke, Senior Vice President and Chief Financial Officer since 1999. Since joining the Company in 1994, Mr. Clarke has held various senior level financial positions. As Chief Financial Officer, he is responsible for Chelsea's financial functions including reporting, treasury, accounting, budgeting, banking and rating agency relations. From 1985 to 1993, he held various senior positions at a NYSE-listed operator of hotels, most recently as Executive Vice President & Chief Financial Officer. Mr. Clarke graduated from Seton Hall University and is a certified public accountant.

Bruce Zalaznick, Executive Vice President-International since 1999. Mr. Zalaznick is responsible for the Company's development activities outside the United States as Executive Vice President-International. He joined the Company in 1994 as Vice President-Acquisitions responsible for the Company's domestic site acquisition activities. From 1996 to 1999 he served as Executive Vice President-Real Estate, responsible for the domestic site selection, development, design and construction activities of the Company. From 1990 to 1994, he was Senior Vice President-Site Acquisition at Prime Retail, Inc., a publicly traded REIT, and in that capacity was responsible for the acquisition and entitlement of approximately three million square feet of outlet space in ten states. Mr. Zalaznick graduated from Cornell University and received an MBA from the Wharton School at the University of Pennsylvania.

Anthony J. Galvin, Senior Vice President-Leasing since 2001. Mr. Galvin joined the Company in 1997 as Vice President-Leasing and was named Senior Vice President-Leasing in January 2001. Mr. Galvin is responsible for the management of all aspects of the Company's domestic leasing activities. From 1995 to 1997, he was Director of Real Estate for Coach Leather, a division of Sara Lee Corporation. From 1987 to 1995 he held positions in both real estate and construction at Phillips-Van Heusen Corporation. Mr. Galvin has served the industry in various trade association positions including Chairperson of the Northeast Merchants Association and the Board of Directors of ORMA (Outlet Retail Merchants Association). Mr. Galvin is a graduate of Glassboro State College (now Rowan University), where he serves on the Executive Committee of the Alumni Advisory Council for the School of Business.

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

Philip Ende, Vice President-Leasing since 2001. Mr. Ende joined the Company in 1993 and has held various positions with increasing responsibility in leasing and construction prior to being named Vice President-Leasing in March 2001. Mr. Ende is responsible for the management of all aspects of the day-to-day leasing activities of the Company's domestic portfolio. Mr. Ende graduated from the University of Florida.

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

Daniel L. Kelly, Vice President – International Leasing since 2001. Since joining the Company in 1993, Mr. Kelly has held various positions in the leasing area. From July 1999 to August 2001, Mr. Kelly served as Senior Managing Director of Chelsea Japan in Tokyo before being named Vice President-International Leasing. Mr. Kelly received his MBA in International Business from Rutgers University and a BA in Mathematics from Providence College.

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

David C. Bloom and William D. Bloom are brothers.

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Matters

The common stock of the Company is traded on the New York Stock Exchange under the ticker symbol CPG. As of February 27, 2002 the closing market price of the Company's stock was $52.30 and there were 521 shareholders of record. The Company believes it has more than 14,000 beneficial holders of common stock. The following table sets forth the quarterly high and low closing sales price per share (as derived from the Wall Street Journal) and the cash distributions declared in 2001 and 2000:

                                         Sales Price ($)
                                        ---------------        Distributions
            Quarter Ended                High       Low           ($)
            -------------               ------    -------      -------------

            December 31, 2001           50-7/8     44-1/4          0.78
            September 30, 2001          52-3/4     43              0.78
            June 30, 2001               46-15/16   41-9/16         0.78
            March 31, 2001              42-1/4     36-15/16        0.78

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

PART II

Item 6: Selected Financial Data

Chelsea Property Group, Inc.
(In thousands except per share, and number of centers)

                                                                                 Year Ended December 31,
                                                              --------------------------------------------------------------
  Operating Data:                                                  2001         2000        1999        1998        1997
  ---------------                                               -------      ---------   ---------   ---------   ---------

  Rental revenue.............................................   $145,278      $125,824   $114,485    $99,976      $81,531
  Total revenues.............................................    206,855       179,903    162,618    139,315      113,417
  Loss on writedown of assets................................          -             -        694     15,713            -
  Total expenses.............................................    150,640       123,876    114,676     98,166       78,262
  Income from unconsolidated investments ....................     15,642         6,723        308          -            -
  Loss from Chelsea Interactive .............................     (5,337)       (2,364)         -          -            -
  Income before minority interest and
      extraordinary item.....................................     66,520        60,386     47,556     25,436       35,155

  Minority interest..........................................    (14,706)      (14,606)    (9,275)    (3,803)      (6,595)

  Income before extraordinary item...........................     51,814        45,780     38,281     21,633       28,560

  Extraordinary item - loss on retirement of debt............          -             -          -       (283)        (204)

  Net income.................................................     51,814        45,780     38,281     21,350       28,356

  Preferred dividend.........................................     (4,188)       (4,188)    (4,188)    (4,188)        (907)

  Net income available to common shareholders................    $47,626       $41,592    $34,093    $17,162      $27,449
  Income per common share before
      extraordinary item (diluted) (1).......................      $2.74         $2.58      $2.14      $1.12        $1.86

  Net income per common share (diluted) (1)..................      $2.74         $2.58      $2.14      $1.10        $1.85

  Ownership Interest:
  REIT common shares.........................................     17,355        16,126     15,908     15,672       14,866
  Operating Partnership units................................      3,179         3,356      3,389      3,431        3,435
                                                                --------     ---------  ---------  ---------    ---------
  Weighted average shares/units outstanding..................     20,534        19,482     19,297     19,103       18,301

  Balance Sheet Data:
  Rental properties before accumulated depreciation.......... $1,127,906      $908,344   $848,813   $792,726     $708,933
  Total assets...............................................  1,099,308       901,314    806,055    773,352      688,029
  Total liabilities  ........................................    624,246       528,752    426,198    450,410      342,106
  Minority interest..........................................    115,639       101,203    102,561     42,551       48,253
  Stockholders'/owners' equity...............................    359,423       271,359    277,296    280,391      297,670
  Distributions declared per common share....................      $3.12         $3.00      $2.88      $2.76        $2.58

  Other Data:
  Funds from operations available to common shareholders (1).   $108,862       $93,556    $79,980    $67,994      $57,417
  Cash flows from:
     Operating activities....................................   $121,723      $106,658    $87,502    $78,731      $56,594
     Investing activities....................................   (112,551)     (121,479)   (77,490)  (119,807)    (199,250)
     Financing activities....................................     (2,604)       23,995    (10,781)    36,169      143,308

  GLA at end of period (2)...................................     12,574         8,159      5,216      4,876        4,308
  Weighted average GLA (3)...................................      9,349         5,703      4,995      4,614        3,935
  Centers in operation at end of the period..................         57            27         19         19           20
  New centers opened.........................................          -             4          -          1            1
  Centers expanded...........................................          1             3          4          7            5
  Center sold................................................          1             1          1          -            -
  Centers held for sale......................................          8             -          1          2            -
  Centers acquired...........................................         31             4          -          -            1

Notes to Selected Financial Data:

1)	The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes FFO in accordance with the current standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. See Management's Discussion and Analysis for definition of FFO.
2)	Includes seven centers containing 2.4 million square feet of GLA in which the Company has a joint venture interest.
3)	GLA weighted by months in operation.

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

General Overview

At December 31, 2001 the Company operated 57 centers, compared to 27 and 19 at the end of 2000 and 1999, respectively. Between January 1, 2001 and December 31, 2001, the Company added approximately 4.4 million square feet of GLA to its portfolio as a result of acquiring 30 Other Retail Centers and one Premium Outlet Center comprising 4.3 million square feet of GLA and expanding one existing wholly-owned center by 146,000 square feet. The Company also sold a 35,000 square foot center in Mammoth, California in October 2001.

From January 1, 1999 to December 31, 2001, the Company grew by increasing rents at its operating centers, opening four new centers, expanding six centers and acquiring thirty-five centers. Increasing rents at operating centers resulted in base and percentage rent revenue growth of $18.8 million. The opening of one wholly-owned new center and expansion of six wholly-owned centers increased base and percentage rent revenues by $3.7 million and $13.4 million, respectively, during the three year period ended December 31, 2001. The acquisition of 31 retail centers (exclusive of the four centers in which the Company acquired a 49% interest) increased base and percentage rent revenues by $9.4 million during the three year period ended December 31, 2001. Income from unconsolidated investments aggregated $22.7 million during the three year period ended December 31, 2001 increasing from $0.3 million in 1999 to $15.6 million in 2001 primarily as a result of opening three new centers developed by joint ventures during 2000 and by acquiring a 49% interest in four centers through a joint venture in December 2000. The Company operated gross leasable area at December 31, 2001 and 2000 of 12.6 million square feet and 8.2 million square feet, respectively, including wholly and partially-owned GLA, compared to 5.2 million square feet of wholly-owned GLA at December 31, 1999. The 7.7 million square feet ("sf") of net GLA added during the three year period is detailed as follows:

                                                          Since
                                                            January
                                                            1, 1999         2001             2000          1999
                                                           -----------   ----------        ---------    ----------
Changes in GLA (sf in 000's):

New centers developed:
     Allen Premium Outlets.............................        206            -              206             -
     Orlando Premium Outlets (50%-owned) ..............        428            -              428             -
     Gotemba Premium Outlets (40%-owned) ..............        220            -              220             -
     Rinku Premium Outlets (40%-owned) ................        180            -              180             -
                                                           -----------   -----------      -----------     --------
Total new centers......................................      1,034            -            1,034              -

Centers expanded:
     Allen Premium Outlets.............................        146          146                -             -
     Wrentham Village..................................        247            -              127           120
     Leesburg Corner...................................        193            -              138            55
     Folsom Premium Outlets............................         54            -               54             -
     North Georgia Premium Outlets.....................        103            -                -           103
     Camarillo Premium Outlets.........................         45            -                -            45
     Other.............................................         20            4               (1)           17
                                                           -----------   -----------      -----------     ----------
Total centers expanded.................................        808          150              318           340

Centers acquired:
     Gilroy Premium Outlets (49%-owned)................        577            -              577             -
     Lighthouse Place Premium Outlets(49%-owned).......        491            -              491             -
     Waterloo Premium Outlets (49%-owned)..............        392            -              392             -
     Kittery Premium Outlets I  (49%-owned) ...........        131            -              131             -
     Kittery Premium Outlets II (1)....................         21           21                -             -
     Other Retail Centers (2)..........................      4,279        4,279                -             -
                                                           -----------   -----------     -----------      -----------
Total centers acquired.................................      5,891        4,300            1,591             -

Center sold:
     Mammoth Premium Outlet............................        (35)         (35)               -             -
                                                           -----------  ------------     -----------      ------------

Net GLA added during the period........................      7,698        4,415            2,943            340

Other Data:
GLA at end of period..................................                   12,574            8,159          5,216
Weighted average GLA..................................                    9,349            5,703          4,995
Centers in operation at end of period.................                       57               27             19
New centers opened....................................                        -                4              -
Centers expanded......................................                        1                3              4
Centers sold..........................................                        1                1              1
Centers acquired......................................                       31                4              -
(1)	Acquired in the September 25, 2001 Konover transaction and formerly Factory Stores of America at Kittery.
(2)	Acquired in the September, 25, 2001 Konover transaction and excludes Vegas Pointe Plaza which was repurchased by Konover on December 3, 2001.

The Company's domestic Premium Outlet Centers produced weighted average reported tenant sales of approximately $379 per square foot in 2001, $400 per square foot in 2000 (excluding the four 49%-owned centers acquired on December 22, 2000), and $377 per square foot in 1999. Weighted average sales is a measure of tenant performance that has a direct effect on base and percentage rents that can be charged to tenants over time.

One of the Company's centers, Woodbury Common Premium Outlets, generated approximately 21%, 23% and 24% of the Company's total revenues for the years 2001, 2000 and 1999 respectively. In addition, approximately 28% of the Company's revenues for the years ended December 31, 2001 and 2000 and 30% for the year ended December 31, 1999, were derived from the Company's centers in California.

The Company does not consider any single store lease to be material; no individual tenant, combining all of its store concepts, accounts for more than 5% of the Company's gross revenues. VF Corporation occupied 8% of the Company's total GLA at December 31, 2001 and was the only tenant that occupied more than 5% of GLA at year end. In view of these statistics and the Company's past success in re-leasing available space, the Company believes that the loss of any individual tenant would not have a significant effect on future operations.

The discussion below is based upon operating income before minority interest. The minority interest in net income varies from period to period as a result of changes in Operating Partnership interests.

Comparison of year ended December 31, 2001 to year ended December 31, 2000.

Income before interest, depreciation and amortization and minority interest increased $30.0 million, or 22.7%, to $162.0 million in 2001 from $132.0 million in 2000. This increase was primarily the result of expansions and new center openings during the latter part of 2000, higher rents on releasing and renewals during 2001, income from unconsolidated investments that commenced operations in the latter part of 2000 and the September 25, 2001 acquisition of 31 retail centers. These increases were partially offset by the loss from Chelsea Interactive, and increases in interest and operating and maintenance expenses. Income before interest expense and minority interest increased $18.6 million to $103.4 million in 2001 from $84.8 million in 2000 due to the addition of GLA while stabilizing overhead costs. Base rentals increased $19.1 million, or 17.7%, to $127.2 million in 2001 from $108.1 million in 2000 due to expansions of wholly-owned centers and a new center opening in 2000, higher average rents and the acquisition of the 31 retail centers in September 2001. Base rental revenue per weighted average square foot in the Premium Portfolio increased to $20.39 in 2001 from $20.23 in 2000 as a result of higher rental rates on new leases and renewals.

Percentage rents increased $0.3 million, or 2.0%, to $18.0 million in 2001 from $17.7 million in 2000 primarily due to the acquisition of the 31 retail centers in 2001. Percentage rents per weighted average square foot on the Company's wholly-owned centers decreased to $2.60 in 2001 from $3.31 in 2000. The decrease is due to much lower sales per square foot from the Other Retail Centers acquired in September 2001. The Company's wholly-owned Premium Portfolio's percentage rents per weighted average square foot decreased to $3.08 in 2001 from $3.31 in 2000 due to changes of some tenants from overage to base rents and lower sales.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $6.5 million, or 14.6%, to $50.6 million in 2001 from $44.1 million in 2000, due to the recovery of operating and maintenance costs from increased GLA. Excluding the 31 retail centers acquired in 2001, on a weighted average square foot basis, expense reimbursements increased 0.7% to $8.32 in 2001 from $8.26 in 2000. The average recovery of reimbursable expenses for the wholly-owned Premium Portfolio was 90.8% in 2001 compared to 90.0% in 2000. The average recovery of reimbursable expense for the Other Retail Centers was 51.1% in 2001.

Other income increased $1.0 million to $11.0 million in 2001 from $10.0 million in 2000. The increase was due to increased interest and ancillary income, partially offset by lower pad sale gains in 2001 versus 2000.

Operating and maintenance expenses increased $8.8 million, or 18.0%, to $57.8 million in 2001 from $49.0 million in 2000. The increase was primarily due to costs related to increased GLA and the acquisition of the 31 new retail centers. Excluding the 31 retail centers acquired in 2001, on a weighted average square foot basis, operating and maintenance expenses decreased to $9.16 in 2001 from $9.17 in 2000.

Depreciation and amortization expense increased $5.6 million to $48.6 million in 2001 from $43.0 million in 2000. The increase was due to depreciation of expansions of wholly-owned and new centers opened in 2000 and the acquisition of the 31 retail centers in September 2001.

General and administrative expenses were $4.6 and $4.8 million in 2001 and 2000, respectively.

Other expenses were $2.8 million and $2.7 million in 2001 and 2000, respectively. Increased 2001 bad debt and legal expenses were greater than the non-recurring write-off of development costs related to inactive projects in 2000.

Income from unconsolidated investments increased $8.9 million to $15.6 million in 2001 from $6.7 million in 2000. This resulted from full years results of equity-in-earnings and fees earned from joint venture investments that were opened or acquired in the latter part of 2000.

The loss from Chelsea Interactive was $5.3 million in 2001 and $2.4 million in 2000. The increase was due to a full year of operations in 2001 versus a partial year in 2000.

Interest, in excess of amounts capitalized, increased $12.4 million to $36.9 million in 2001 from $24.5 million in 2000, due to higher debt balances from acquisitions and lower construction activity in 2001.

Comparison of year ended December 31, 2000 to year ended December 31, 1999.

Income before interest, depreciation and amortization and minority interest increased $19.8 million, or 17.7%, to $132.0 million in 2000 from $112.2 million in 1999. This increase was primarily the result of expansions and new center openings, higher rents on releasing and renewals during 2000 and 1999 and income from unconsolidated investments that commenced operations in the latter part of 2000. These increases were partially offset by the loss from Chelsea Interactive and increases in operating and maintenance expenses. Income from operations increased $8.8 million, or 18.5%, to $56.0 million in 2000 from $47.2 million in 1999. Increased revenues from expansions of wholly-owned centers and new center openings in 2000 and 1999 were offset by increases in operating and maintenance expenses and depreciation expense due to the expansions and new center openings.

Base rentals increased $9.3 million, or 9.3%, to $108.1 million in 2000 from $98.8 million in 1999 due to expansions of wholly-owned centers, a new center opening in 2000 and higher average rents. Base rental revenue per weighted average square foot increased to $20.23 in 2000 from $19.79 in 1999 as a result of higher rental rates on new leases and renewals.

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

Depreciation and amortization expense increased $3.3 million to $43.0 million in 2000 from $39.7 million in 1999. The increase was due to depreciation of expansions of wholly-owned and new centers opened in 2000 and 1999.

General and administrative expenses were $4.8 million in 2000 and 1999 due to stabilized overhead costs.

Other expenses increased $0.6 million to $2.7 million in 2000 from $2.1 million in 1999. The increase was primarily due to the write-off of development costs related to inactive projects in 2000.

The loss on write down of assets of $0.7 million in 1999 was attributable to the re-valuation of a center held for sale at its estimated fair value.

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

Interest, in excess of amounts capitalized, increased $0.3 million to $24.5 million in 2000 from $24.2 million in 1999, due to higher interest rates in 2000 that were offset by higher average debt balances in 1999.

Liquidity and Capital Resources

The Company believes it has adequate financial resources to fund operating expenses, distributions, and planned development, construction and acquisition activities over the short term, which is less than 12 months and the long term, which is 12 months or more. Operating cash flow for the year ended December 31, 2001 of $121.7 million is expected to increase with a full year of operations of the 4.4 million square feet of GLA added during 2001 and scheduled openings of approximately 127,000 square feet in 2002, representing additional phases of three existing centers (57,000 square feet) and Rinku Premium Outlets (70,000 square feet). As of December 31, 2001, the Company has adequate funding sources to complete and open all current development projects, including those of its e-commerce affiliate, Chelsea Interactive, Inc. This will be accomplished with available cash of $24.6 million and $160 million available under the Senior Credit Facility. The Company also has the ability to access the public markets through its $450 million debt shelf registration and its $185 million equity shelf registration.

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

Common distributions declared and recorded in 2001 were $62.8 million, or $3.12 per share or unit. The Company's dividend payout ratio as a percentage of net income before minority interest, depreciation and amortization (exclusive of amortization of deferred financing costs ("FFO")) was 57.7%. The Senior Credit Facility limits aggregate dividends and distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

The Company's ratio of earnings-to-fixed charges for each of the three years ended December 31, 2001, 2000 and 1999 was 2.6, 2.6 and 2.5, respectively. For purposes of computing the ratio, earnings consist of income from continuing operations after depreciation and before minority interest and fixed charges, exclusive of interest capitalized and amortization of loan costs capitalized. Fixed charges consist of interest expense, including interest costs capitalized, the portion of rent expense representative of interest and total amortization of debt issuance costs expensed and capitalized.

The OP has a $160 million senior unsecured bank line of credit (the "Senior Credit Facility") and has an annual right to request a one-year extension that may be granted at the option of the lenders. The Senior Credit Facility was extended until March 30, 2004. The Senior Credit Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (4.21% at December 31, 2001) or the prime rate, at the OP's option. The LIBOR rate spread ranges from 0.85% to 1.25% depending on the Company's Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. At December 31, 2001, the entire $160 million of the Senior Credit Facility was available.

During the year ended December 31, 2001, the Company acquired 31 retail centers, completed a new unsecured debt financing transaction totaling $150 million, and repaid $100 million unsecured term notes and $65.2 million mortgage loan assumed in the Konover acquisition. The Company's balance sheet was significantly enhanced by two common stock offerings in 2001, the first in August and the second in October that aggregated 2.5 million new common shares and net proceeds of $110 million. These proceeds plus cash on hand were more than sufficient to fund the closing of the Konover transaction and pay-off the assumed $65.2 million mortgage loan, which the Company was obligated to pre-pay in December 2001.

In February 2002 the Company redeemed and retired 136,500 shares of 8.375% Series A Cumulative Redeemable Preferred Stock at $47 per share using available cash of $6.4 million.

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

Development activity for real estate operations as of December 31, 2001 includes additional phases of three existing centers, totaling 57,000 square feet scheduled to open in mid-2002, and the 70,000 square foot second phase of Rinku Premium Outlets, located outside Osaka, Japan, scheduled to open in March of 2002. The Company is also in the predevelopment stage of domestic projects outside Las Vegas, NV scheduled to open in the fall of 2003; Chicago, IL scheduled to open in late 2003; and Seattle, WA scheduled to open in 2004; and an international project north of Toyko in Sano scheduled to open in mid-2003. These projects are under development and there can be no assurance that they will be completed or opened, or that there will not be delays in opening or completion. All current development activity is fully financed either through project specific secured construction financing, the yen denominated line of credit, available cash or through the Senior Credit Facility. The Company will seek to obtain permanent financing once the projects are completed and income has been stabilized.

The Company has minority interests ranging from 5% to 15% in several outlet centers and outlet development projects in Europe. Five outlet centers, containing approximately 900,000 square feet of GLA, including Bicester Village outside of London, England, La Roca Company Stores outside of Barcelona, Spain, Las Rozas Village outside Madrid, Spain, La Vallee near Disneyland Paris and Maasmechelen Village in Belgium are currently open and operated by Value Retail PLC and its affiliates. There is additional new center development planned and one new European project is under construction and expected to open in Spring 2003. In 2001, the Company sold a portion of its Bicester Village holding to a third party, for a gain of $1.8 million. The Company's total investment in Europe as of December 31, 2001 was $3.7 million. The Company has also agreed to provide up to $24.1 million in limited debt service guarantees under a standby facility for loans arranged by Value Retail PLC, to construct outlet centers in Europe. The term of the standby facility for new guarantees expired in November, 2001 and these guarantees shall not be outstanding for longer than five years after project completion. In October 2001 the guarantee was increased to $24.1 million from $22.0 million until April 2002. The Company received $2.1 million in restricted cash collateral for this short-term increase, which will revert back to Value Retail in April 2002.

The 50/50 Orlando Premium Outlets joint venture with Simon Property Group, Inc. has a $58.5 million construction loan (maximum commitment of $62.0 million) that originally matured in February 2002 and which was recently extended to August 2002. The loan, which has three additional six month extension options, bears interest at LIBOR plus 1.30% (3.32% at December 31, 2001). The loan is 10% guaranteed by each of the Company and Simon as of December 31, 2001.

In June 1999, the Company entered into an agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan. The joint venture is known as Chelsea Japan Co., Ltd. ("Chelsea Japan"). In conjunction with the agreement, the Company contributed $1.7 million in equity. In addition, an equity investee of the Company entered into a 4 billion yen (approximately US $35.0 million) line of credit guaranteed by the Company and OP to fund its share of construction costs. The line of credit bears interest at yen LIBOR plus 1.35% (1.45% at December 31, 2001) and matures April 2002 and has two one-year extensions. At December 31, 2001, 1.08 billion yen (approximately US $8.2 million) was outstanding under the line of credit. In March 2000, Chelsea Japan entered into a 3.8 billion yen (approximately US $28.9 million) loan with a Japanese bank to fund construction costs. As of December 31, 2001, the entire facility was outstanding and bears interest at 2.20%. The loan is secured by two operating properties and is 40% guaranteed by the Company. Subject to governmental and other approvals, Chelsea Japan expects to announce additional projects during 2002. Funding for such construction is anticipated to be through partner loans or a loan with a Japanese bank.

In July 2000, the Company developed an e-commerce venture through its affiliate, Chelsea Interactive. The Company's investment in this venture was approximately $43 million at December 31, 2001. The Board of Directors has approved funding up to $60.0 million that is expected to be provided from operating cash flow over the next several years. The Company anticipates funding approximately $10 to $15 million of development costs during the next twenty four months, however there can be no assurance that future revenue will be adequate to recover the Company's investment.

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

Net cash provided by operating activities was $121.7 million and $106.7 million for the years ended December 31, 2001 and 2000, respectively. The increase was primarily due to the growth of the Company's GLA to 12.6 million square feet in 2001 from 8.2 million square feet in 2000. Net cash used in investing activities decreased $8.9 million for the year ended December 31, 2001 compared to the corresponding 2000 period, as a result of decreased joint venture investing activity, proceeds from sale of a center and partial sale of a joint venture investment offset by the acquisition of the 31 retail centers. For the year ended December 31, 2001, net cash provided by financing activities decreased by $26.6 million compared to the corresponding period in 2000 as a result of reduced borrowing and increased debt repayments offset by offerings of the Company's common stock.

Net cash provided by operating activities was $106.7 million and $87.5 million for the years ended December 31, 2000 and 1999, respectively. The increase was primarily due to the growth of the Company's GLA to 8.2 million square feet in 2000 from 5.2 million square feet in 1999. Net cash used in investing activities increased $41.9 million for the year ended December 31, 2000 compared to the corresponding 1999 period, as a result of $40.0 million investments in various joint ventures and Chelsea Interactive. For the year ended December 31, 2000, net cash provided by financing activities increased by $34.8 million primarily due to higher net borrowings during 2000 offset in part by an increase in distributions of $7.1 million in 2000 and the sale of preferred units and common stock in 1999. Borrowings were used to invest in joint ventures and fund center expansions and developments.

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

Funds from Operations (continued)

                                                                           Year Ended December 31,
                                                                        2001          2000          1999
                                                                   ------------  ------------  -------------

Income available to common shareholders .......................      $47,626       $41,592       $34,093
Add:
  Depreciation and amortization-wholly-owned...................       48,554        42,978        39,716
  Depreciation and amortization-joint ventures................         5,964         2,024             -
  Amortization of deferred financing costs and  depreciation
    of non-rental real estate assets...........................       (1,807)       (1,796)       (1,849)
 Gain(loss) on sale or writedown of assets.....................         (333)            -           694
  Minority interest............................................       14,706        14,606         9,275
  Preferred unit distribution..................................       (5,848)       (5,848)       (1,949)
                                                                   ------------  ------------  -------------
FFO............................................................     $108,862       $93,556       $79,980
                                                                   ============  ============  =============
Average shares/units outstanding...............................       20,534        19,482        19,297
Dividends declared per share...................................        $3.12         $3.00         $2.88

Recent Accounting Pronouncements

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") which are effective January 1, 2002. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. The adoption of these statements will have no impact on the Company's results of operations or its financial position.

In August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") which is effective January 1, 2003. SFAS 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company does not expect this pronouncement to have a material impact on the Company's results of operations or financial position.

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS 121. The new standard becomes effective for the Company for the year ending December 31, 2002. The Company does not expect this pronouncement to have a material impact on the Company's results of operations or financial position.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Bad Debt

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments. If the financial condition of the Company's tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Foreign Exchange Exposure

From time to time, the Company may enter into hedging contracts to protect against fluctuations in foreign exchange rates. Receivables from Chelsea Japan are recorded in the accompanying financial statements at the exchange rate on the date of valuation. Significant changes in the exchange rate may result in changes to the receivable realized.

Valuation of Investments

The Company reviews its investments in unconsolidated affiliates for impairment wherever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company recorded a $1.2 million loss in 2001 for an impairment writedown of its investment in an outlet center in Guam.

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

Item 7-A. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to changes in interest rates primarily from its floating rate debt arrangements. In December 2000, the Company implemented a policy to protect against interest rate and foreign exchange risk. The Company's primary strategy is to protect against this risk by using derivative transactions as appropriate to minimize the variability that floating rate interest and foreign currency fluctuations could have on cash flow. In December 2000 a wholly-owned subsidiary of the Company entered into an interest rate swap agreement effective January 2, 2001 with a financial institution for a notional amount of $69.3 million amortizing to $64.1 million to hedge against unfavorable fluctuations in the LIBOR rates of its secured mortgage loan facility. The hedge has a 5.7625% fixed rate plus the 1.50% spread results in a fixed interest rate of 7.2625% until January 1, 2006. At December 31, 2001 a hypothetical 100 basis point adverse move (increase) in US Treasury and LIBOR rates applied to unhedged debt would adversely affect the Company's annual interest cost by approximately $0.3 million annually.

Following is a summary of the Company's debt obligations at December 31, 2001 (in thousands):

                                               Expected Maturity Date
                          ------------------------------------------------------------------
                             2002      2003       2004      2005       2006    Thereafter      Total    Fair Value
                             ----      ----       ----      ----       ----    ----------    -------    ----------
Fixed Rate Debt:                -         -          -   $49,892         -    $395,830       $445,722    $459,970
Average Interest Rate:          -         -          -     8.38%         -        7.88%          7.93%
Variable Rate Debt:             -   $29,531     $5,034         -         -     $68,250       $102,815    $102,815
Average Interest Rate:          -     3.33%      4.21%         -         -        5.56%          4.85%

Item 8. Financial Statements and Supplementary Data

The financial statements and financial information of the Company for the years ended December 31, 2001, 2000 and 1999 and the Report of the Independent Auditors thereon are included elsewhere herein. Reference is made to the financial statements and schedules in Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Items 10, 11, 12 and 13.

The required information in the following items will appear in the Company's Proxy Statement furnished to shareholders in connection with the 2002 Annual Meeting, and is incorporated by reference in this Form 10-K Annual Report.

Item 10. Directors and Executive Officers of the Registrant*

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

* Certain information regarding Directors and Officers is included at the end of Part I.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    1 and 2. The response to this portion of Item 14 is submitted as a separate section of this report.

3.	Exhibits

3.1	Articles of Incorporation of the Company, as amended, including Articles Supplementary relating to 8 3/8% Series A Cumulative Redeemable Preferred Stock and Articles Supplementary relating to 9% Series B Cumulative Redeemable Preferred Stock. Incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended December 31, 1999. ("1999 10-K")

3.2	By-laws of the Company. Incorporated by reference to Exhibit 3.2 to Registration Statement filed by the Company on Form S-11 under the Securities Act of 1933 (file No. 33-67870) ("S-11").

3.3	Agreement of Limited Partnership for the Operating Partnership. Incorporated by reference to Exhibit 3.3 to S-11.

3.4	Amendments No. 1 and No. 2 to Partnership Agreement dated March 31, 1997 and October 7, 1997. Incorporated by reference to Exhibit 3.4 to Form 10-K for the year ended December 31, 1997. ("1997 10-K")

3.5	Amendment No. 3 to Partnership Agreement dated September 3, 1999. Incorporated by reference to Exhibit 3.5 to 1999 10-K.

4.1	Form of Indenture among the Company, Chelsea GCA Realty Partnership, L.P., and State Street Bank and Trust Company, as Trustee. Incorporated by reference to Exhibit 4.4 to Registration Statement filed by the Company on Form S-3 under the Securities Act of 1933 (File No. 33-98136).

10.1	Registration Rights Agreement among the Company and recipients of Units. Incorporated by reference to Exhibit 4.1 to S-11.

10.2	Term Loan Agreement dated November 3, 1998 among Chelsea GCA Realty Partnership, L.P., BankBoston, N.A., individually and as an agent, and other Lending Institutions listed therein. Incorporated by reference to Exhibit 10.2 to Form 10-K for the year ended December 31, 1998 ("1998 10-K").

10.3	Credit Agreement dated March 30, 1998 among Chelsea GCA Realty Partnership, L.P., BankBoston, N.A, individually and as an agent, and other Lending Institutions listed therein. Incorporated by reference to Exhibit 10.3 to 1998 10-K.

10.4	Limited Liability Company Agreement of Simon/Chelsea Development Co., L.L.C. dated May 16, 1997 between Simon DeBartolo Group, L.P. and Chelsea GCA Realty Partnership, L.P. Incorporated by reference to Exhibit 10.3 to 1997 10-K.

10.5	Contribution Agreement by and among an institutional investor and Chelsea GCA Realty Partnership, L.P. and Chelsea GCA Realty, Inc. dated September 3, 1999. Incorporated by reference to Exhibit 10.8 to 1999 10-K.

10.6	Joint Venture Agreement among Chelsea GCA Realty Partnership, L.P., Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation dated June 16, 1999. Incorporated by reference to Exhibit 10.9 to 1999 10-K.

10.7	Agreement for Purchase and Sale of Assets dated December 22, 2000. Incorporated by reference to Exhibit 2.1 to current report on Form 8-K reporting on an event which occurred December 22, 2000.

10.8	Limited Liability Company Agreement of F/C Acquisition Holdings LLC. Incorporated by reference to Exhibit 2.2 to current report on Form 8-K reporting on an event which occurred December 22, 2000

10.9	Agreement for Purchase and Sale of Assets dated July 12, 2001. Incorporated by reference to Exhibit 2 to current report on Form 8-K reporting on an event which occurred on September 25, 2001.

21	List of Subsidiaries

23.1	Consent of Ernst & Young LLP.

(b)	Reports on Form 8-K. None

(c)	Exhibits See (a) 3

(d)	Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate schedule of this report.

Item 8, Item 14(a)(1) and (2) and Item 14(d)

(a)1. Financial Statements

Form 10-K Report Page
Consolidated Financial Statements-Chelsea Property Group, Inc.

Report of Independent Auditors	F-1
Consolidated Balance Sheets as of December 31, 2001 and 2000	F-2
Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999	F-3
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999	F-5
Notes to Consolidated Financial Statements	F-6

(a)2 and (d) Financial Statement Schedule

Schedule III-Consolidated Real Estate and Accumulated Depreciation	F-27

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Report of Independent Auditors

Board of Directors
Chelsea Property Group, Inc.

We have audited the accompanying consolidated balance sheets of Chelsea Property Group, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index as Item 14(a). These financial statements and schedule are the responsibility of the management of Chelsea Property Group, Inc. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chelsea Property Group, Inc. as of December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

New York, New York
February 15, 2002

Chelsea Property Group, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

                                                                           December 31,
                                                                       2001               2000
                                                                   -------------       ------------
Assets
Rental properties:
     Land........................................................     $160,458          $ 118,238
     Depreciable property........................................      967,448            790,106
                                                                   -------------       ------------
Total rental property............................................    1,127,906            908,344
Accumulated depreciation.........................................     (217,462)          (175,692)
                                                                   -------------       ------------
Rental properties, net...........................................      910,444            732,652
Cash and cash equivalents........................................       24,604             18,036
Restricted cash- escrows.........................................        3,347                  -
Investments in unconsolidated affiliates.........................       93,689             91,629
Notes receivable-related parties.................................        3,281              2,216
Deferred costs, net..............................................       22,534             14,886
Other assets.....................................................       41,409             41,895
                                                                    ------------      -------------
Total assets.....................................................    $1,099,308         $ 901,314
                                                                   =============       ============

Liabilities and stockholders' equity
Liabilities:
     Unsecured bank debt.........................................      $ 5,035           $ 35,035
     Unsecured notes.............................................      373,294            324,542
     Mortgage debt...............................................      170,209             90,776
     Construction payables.......................................        8,001             10,001
     Accounts payable and accrued expenses.......................       47,039             43,507
     Obligation under capital lease..............................        2,141              2,714
     Accrued dividend and distribution payable...................        3,851              3,910
     Other liabilities...........................................       14,676             18,267
                                                                   -------------       ------------
Total liabilities................................................      624,246            528,752

Commitments and contingencies

Minority interest................................................      115,639            101,203

Stockholders' equity:
    8.375% series A cumulative redeemable preferred stock, $0.01 par value, authorized 1,000 shares, issued and outstanding
      1,000 shares in 2001 and 2000 (aggregate liquidation
      preference $50,000)........................................           10                 10
    Common stock, $0.01 par value, authorized 50,000 shares,
      issued and outstanding 18,770 in 2001 and 15,957 in 2000...          190                160
    Paid-in-capital..............................................      444,344            348,141
    Distributions in excess of net loss..........................      (82,142)           (76,829)
    Accumulated other comprehensive loss.........................       (2,979)              (123)
                                                                      -----------       ------------
Total stockholders' equity.......................................      359,423            271,359
                                                                      ------------      ------------
Total liabilities and stockholders' equity.......................      $1,099,308       $ 901,314
                                                                      =============     ============

The accompanying notes are an integral part of the financial statements.

Chelsea Property Group, Inc.
Consolidated Statements of Income
(In thousands, except per share data)

                                                                        Year ended December 31,
                                                             2001                2000             1999
                                                         -------------       ------------      -------------
Revenues:
     Base rent......................................        $127,229            $108,123            $98,838
     Percentage rent................................          18,049              17,701             15,647
     Expense reimbursements.........................          50,559              44,116             39,748
     Other income...................................          11,018               9,963              8,385
                                                         -------------       -------------     --------------
Total revenues......................................         206,855             179,903            162,618

Expenses:
     Operating and maintenance......................          57,791              48,992             43,771
     Depreciation and amortization..................          48,554              42,978             39,716
     General and administrative.....................           4,611               4,784              4,853
     Other..........................................           2,819               2,663              2,128
                                                         -------------       -------------     --------------
Total  expenses.....................................         113,775              99,417             90,468

Income before unconsolidated investments, interest
expense and minority interest.......................          93,080              80,486             72,150
Income from unconsolidated investments..............          15,642               6,723                308
Loss from Chelsea Interactive.......................          (5,337)             (2,364)                 -
Loss on writedown of assets.........................               -                   -               (694)
Interest expense....................................         (36,865)            (24,459)           (24,208)
                                                         -------------       -------------     --------------

Income before minority interest.....................          66,520              60,386             47,556
Minority interest...................................         (14,706)            (14,606)            (9,275)
                                                         -------------       -------------     --------------

Net income..........................................          51,814              45,780             38,281
Preferred dividend requirement......................          (4,188)             (4,188)            (4,188)
                                                         -------------       -------------     --------------

Net income available to common shareholders.........         $47,626             $41,592            $34,093
                                                         =============       =============     ==============

Earnings per share
Basic:
Net income per common share...........................         $2.83               $2.61              $2.17
                                                         ==============      =============     ==============
Weighted average common shares outstanding                    16,839              15,940             15,742
                                                         ==============      =============     ==============

Diluted:
Net income per common share...........................         $2.74               $2.58              $2.14
                                                         ===============     ==============    ==============

Weighted average common shares outstanding                    17,355              16,126             15,908
                                                         ===============     ==============    ==============

          The accompanying notes are an integral part of the financial statements.

Chelsea Property Group, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except per share data)

                                            Preferred    Common Stock                   Distrib. in       Accum.        Total
                                            Stock At          At          Paid-in-       Excess of     Other Comp.    Stockholders'
                                            Par Value      Par Value       Capital      Net Income        Loss          Equity

Balance December 31, 1998..................     $10           $156        $339,490      ($59,265)           $ -         $280,391

Net income.................................       -              -              -         38,281              -          38,281
Preferred dividend requirement.............       -              -              -         (4,188)             -          (4,188)
Cash distributions declared ($2.88 per
     common share of which $0.86
     represented a return of capital
     for federal income tax purposes)......       -              -              -        (45,426)             -          (45,426)
Exercise of stock options..................       -              -           1,286             -              -            1,286
Shares issued through dividend
     reinvestment program..................       -              3           5,987             -              -            5,990
Shares issued in exchange for units
     of the Operating Partnership..........       -              -             903             -              -              903
Shares issued through Employee Stock
     Purchase Plan (net of costs)..........       -              -              59             -              -               59
                                             -----------    ----------     -----------   -----------    ------------ --------------
Balance December 31, 1999..................      10            159         347,725       (70,598)                        277,296

Net income.................................       -              -               -        45,780              -           45,780
Other comprehensive income
     Foreign currency translation..........       -              -               -             -           (123)            (123)
                                                                                                                      -------------
Total comprehensive income.................       -              -               -             -                          45,657
                                                                                                                      -------------

Preferred dividend requirement.............       -              -               -        (4,188)             -           (4,188)
Cash distributions declared ($3.00 per
     common share of which $0.33
     represented a return of capital for
     federal income tax purposes)..........       -              -               -       (47,823)             -          (47,823)
Exercise of stock options..................       -              1             310             -              -              311
Shares issued in exchange for units
     of the Operating Partnership..........       -              -              48             -              -               48
Shares issued through Employee Stock
     Purchase Plan (net of costs)..........       -              -              58             -              -               58
                                             -----------    ----------     -----------   -----------    -------------  ------------
Balance December 31, 2000..................      10            160         348,141        (76,829)          (123)         271,359

Net income.................................       -              -               -         51,814              -           51,814
Other comprehensive income
     Foreign currency translation .........       -              -               -              -           (198)           (198)
     Interest rate swap....................                                                               (2,658)         (2,658)
                                                                                                                       -------------
Total comprehensive income.................       -              -               -              -              -           48,958
                                                                                                                       -------------
Preferred dividend requirement.............       -              -               -         (4,188)             -           (4,188)
Cash distributions declared ($3.12 per
     common share, all ordinary income)....       -              -               -        (52,939)             -          (52,939)
Exercise of stock options..................       -              2           2,020              -              -            2,022
Shares issued through offerings by the
      Company..............................       -             26         109,975              -              -          110,001
Shares issued in exchange for units
     of the Operating Partnership..........       -              2           2,289              -              -            2,291
Shares issued through Employee Stock
     Purchase Plan (net of costs)..........       -              -             128              -              -              128
Revaluation of minority interest...........       -              -         (18,209)             -              -          (18,209)
                                             -----------    ----------     -----------   -----------    -------------  ------------
Balance December 31, 2001..................     $10           $190        $444,344       ($82,142)       ($2,979)        $359,423
                                             ===========    ==========    ============   ===========    =============  ============

The accompanying notes are an integral part of the financial statements.

Chelsea Property Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)

                                                                             Year ended December 31,
                                                                   2001               2000              1999
                                                              ---------------    ---------------   -------------
Cash flows from operating activities
Net income..................................................       $51,814            $45,780           $38,281
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization..........................        48,554             42,978            39,716
      (Gain) loss on sale or write down of assets...........          (333)                 -               694
     Equity in earnings of unconsolidated investments
             in excess of distributions received............        (2,215)            (1,375)              (88)
     Loss from Chelsea Interactive..........................         5,337              2,364                 -
     Minority interest in net income........................        14,706             14,606             9,275
     Write-off of development costs.........................             -                869                 -
     Proceeds from non-compete receivable...................         4,600              4,600             4,600
     Amortization of non-compete revenue....................        (5,136)            (5,136)           (5,136)
     Additions to deferred lease costs......................        (1,869)            (2,708)           (2,771)
     Other operating activities.............................          (570)              (531)              511
     Changes in assets and liabilities:
      Straight-line rent receivable.........................        (1,761)            (1,536)           (1,554)
      Other assets..........................................           965             (5,995)           (3,076)
      Due from affiliates...................................        (1,924)            (2,878)                -
      Accounts payable and accrued expenses.................         9,555             15,620             7,050
                                                              ---------------    ---------------   ---------------
Net cash provided by operating activities...................       121,723            106,658            87,502

Cash flows from investing activities
Additions to rental properties..............................      (103,521)           (59,980)          (62,119)
Proceeds from sale of center................................         7,100              3,372             4,483
Additions to investments in unconsolidated affiliates.......       (14,763)           (64,837)          (21,388)
Distributions from investments in unconsolidated
   affiliates in excess of earnings.........................         5,079                  -                 -
Proceeds from sale of investment in unconsolidated
     affiliate..............................................         2,839                  -                 -
Loans to related parties....................................        (2,750)                (3)           (2,213)
Payments from related parties...............................         1,685                  -             4,500
Additions to deferred development costs.....................        (8,220)               (31)             (753)
                                                              ---------------    ---------------   ---------------
Net cash used in investing activities.......................      (112,551)          (121,479)          (77,490)

Cash flows from financing activities
Debt proceeds...............................................       177,538            246,526            49,000
Repayments of debt..........................................      (217,318)          (151,750)          (69,000)
Distributions...............................................       (72,873)           (67,830)          (60,752)
Additions to deferred financing costs.......................        (2,102)            (3,320)             (679)
Net proceeds from sale of common stock......................       112,151                369             7,335
Net proceeds from sale of preferred units...................             -                  -            63,315
                                                              ---------------    ---------------   ---------------
Net cash (used in) provided by financing activities.........        (2,604)            23,995           (10,781)

Net increase (decrease) in cash and cash equivalents........         6,568              9,174              (769)
Cash and cash equivalents, beginning of period..............        18,036              8,862             9,631
                                                              ---------------    ---------------   ---------------
Cash and cash equivalents, end of period....................       $24,604            $18,036            $8,862
                                                              ===============    ===============   ===============

The accompanying notes are an integral part of the financial statements.

Notes to Financial Statements

1. Organization and Basis of Presentation

Organization

Chelsea Property Group, Inc. (the "Company"), formerly Chelsea GCA Realty, Inc., is a self-administered and self-managed real estate investment trust ("REIT"). The Company is the managing general partner of CPG Partners, L.P., (the "Operating Partnership" or "OP"), formerly Chelsea GCA Realty Partnership, L.P., an operating partnership that specializes in owning, developing, leasing, marketing and managing upscale and fashion-oriented manufacturers' outlet centers (the "Premium Portfolio") and 30 centers acquired on September 25, 2001, containing approximately 4.3 million square feet of gross leasable area ("Other Retail Centers") (collectively the "Properties"). As of December 31, 2001, the Company wholly or partially owned 57 centers in 29 states and Japan containing approximately 12.6 million square feet of gross leasable area("GLA"). The Company's Premium Portfolio included 27 properties containing 8.3 million square feet of GLA. These properties generally are located near metropolian areas including New York City, Los Angeles, Boston, Washington, D.C., San Francisco, Sacramento, Cleveland, Atlanta, Dallas, Portland (Oregon), Tokyo and Osaka, Japan. Some Premium properties are also located within 20 miles of major tourist destinations including Palm Springs, the Napa Valley, Orlando, and Honolulu.

During 2000 the Company developed a technology-based e-commerce platform through an unconsolidated affiliate, Chelsea Interactive, Inc. ("Chelsea Interactive"). This platform provides fashion and other retail brands with their own customized direct-to-the-consumer Internet online stores, incorporating e-commerce design, development, fulfillment and customer services.

Basis of Presentation

Virtually, all of the Company's assets are held by, and all of its operations conducted through, the Operating Partnership. Due to the Company's ability, as the sole general partner, to exercise financial and operational control over the Operating Partnership, the Operating Partnership is consolidated in the accompanying financial statements. All significant intercompany transactions and accounts have been eliminated in consolidation.

Basis of Presentation (continued)

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2001 and 2000, using available market information and appropriate valuation methodologies. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since such date and current estimates of fair value may differ significantly from the amounts presented herein.

2. Summary of Significant Accounting Principles

Rental Properties

Rental properties are presented at cost net of accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The Company uses 25-40 year estimated lives for buildings, and 15 and 5-7 year estimated lives for improvements and equipment, respectively. Expenditures for ordinary maintenance and repairs are charged to operations as incurred, while significant renovations and enhancements that improve and or extend the useful life of an asset are capitalized and depreciated over the estimated useful life. The Company reviews real estate assets for impairment wherever events or changes in circumstances indicate that the carrying value of assets to be held and used may not be recoverable. Impaired assets are reported at the lower of cost or fair value. Assets to be disposed of are reported at the lower of cost or fair value less cost to sell. No impairment write downs were required in 2001 or 2000.

Gains and losses from sales of real estate are recorded when title is conveyed to the buyer, subject to the buyer's financial commitment being sufficient to provide economic substance to the sale.

Cash and Equivalents

All demand and money market accounts and certificates of deposit with original terms of three months or less from the date of purchase are considered cash equivalents. At December 31, 2001 and 2000, cash equivalents consisted of repurchase agreements, commercial paper, U.S. Government agency securities, bank liabilities and other corporate and municipal obligations that mature between January and March of the following year. The carrying amount of such investments approximated fair value.

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

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Principles (continued)

Foreign Currency Translation

The Company conforms to the requirements of the Statement of Financial Accounting Standards No. 52 entitled "Foreign Currency Translation." Accordingly, assets and liabilities of foreign equity investees are translated at prevailing year-end rates of exchange.

Rental Expense

Rental expense is recognized on a straight-line basis over the initial term of the lease.

Deferred Lease Costs

Deferred lease costs consist of fees and direct internal costs incurred to initiate and renew operating leases, and are amortized on a straight-line basis over the initial lease term or renewal period as appropriate.

Deferred Financing Costs

Deferred financing costs are amortized as interest costs over the terms of the respective agreements. Unamortized deferred financing costs are expensed when the associated debt is retired before maturity.

Revenue Recognition

Leases with tenants are accounted for as operating leases. Base rent revenue is recognized on a straight-line basis over the lease term according to the provisions of the lease. The excess of rents recognized over amounts contractually due and unpaid rents are included in other assets in the accompanying balance sheets. Certain lease agreements contain provisions for rents that are calculated on a percentage of sales and recorded on the accrual basis. These rents are accrued monthly once the required thresholds per the lease agreement are exceeded. Virtually all lease agreements contain provisions for additional rents representing reimbursement of real estate taxes, insurance, advertising and common area maintenance costs.

Bad Debt Expense

Bad debt expense included in other expense totaled $1.2 million, $0.9 million and $0.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. The allowance for doubtful accounts included in other assets totaled $1.7 million and $1.0 million at December 31, 2001 and 2000, respectively.

Income Taxes

The Company is taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, commencing with the tax year ended December 31, 1993. As a REIT, the Company generally is not subject to federal income tax. To maintain qualification as a REIT, the Company must distribute at least 90% of its REIT taxable income to its stockholders (95% prior to January 1, 2001) and meet certain other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state and local taxes on its income and property. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. At December 31, 2001 and 2000, the Company was in compliance with all REIT requirements and was not subject to federal income taxes.

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Principles (continued)

Net Income Per Common Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock of 0.5 million in 2001 and 0.2 million in 2000 and 1999.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

   (In thousands, except per share amounts)                          2001           2000            1999
   Numerator
   Numerator for basic and diluted earnings per share -
   net income available to common shareholders.............           $47,626        $41,592         $34,093

   Denominator
   Denominator for basic earnings per share - weighted
   average shares..........................................            16,839         15,940          15,742
   Effect of dilutive securities:
      Stock options........................................               516            186             166
   Denominator for diluted earnings per share - adjusted
   weighted-average share and assumed conversions..........            17,355         16,126          15,908
   Per share amounts:

      Net income - basic...................................             $2.83          $2.61           $2.17

      Net income - diluted.................................             $2.74          $2.58           $2.14

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

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Principles (continued)

Concentration of Company's Revenue and Credit Risk

Approximately 21%, 23% and 24% of the Company's total revenues for the years ended December 31, 2001, 2000 and 1999, respectively, was derived from Woodbury Common Premium Outlets. The loss of this center or a material decrease in revenues from the center for any reason may have a material adverse effect on the Company. In addition, approximately 28% of the Company's total revenues for the years ended December 31, 2001 and 2000 and 30% for the year ended December 31, 1999 were derived from the Company's centers in California.

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

Minority Interest

Minority interest is comprised of the following:

•	The common unitholders' interest in the OP which was issued in exchange for the assets contributed to the OP on November 2, 1993 and additional units exchanged for property acquisitions during 1997. The unitholders' interest at December 31, 2001 and 2000, was 14.4% and 17.4% (3,150,000 units and 3,352,000 units), respectively. Common shares are reserved for the potential conversion of the units. Units may be exchanged for shares of the Company's common stock on a one for one basis. Upon exchange, shares are valued at the book value of the units on the date of the exchange. During the years ended December 31, 2001, 2000 and 1999, the Company made the following distributions per unit:
                                              2001         2000        1999
                                            --------     --------    ---------
            Distributions per unit            $3.12        $3.00       $2.88
            Return of capital                  -           (0.33)      (0.86)
                                            --------     --------    ---------
            Ordinary income                   $3.12       $ 2.67       $2.02
                                            ========     ========    =========
•	The preferred unitholder's interest in the OP which was issued in a private sale of $65 million of Series B Cumulative Redeemable Preferred Units to an institutional investor in September 1999.

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Principles (continued)

Comprehensive Income

In 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 established standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. Statement 130 requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. At December 31, 2001, other comprehensive loss included as a reduction to stockholders equity and minority interest was a $3.1 million loss related to an interest rate swap and a $0.4 million loss related to a foreign currency exchange rate on receivables.

Derivative/Financial Instruments

In the normal course of business, the Company uses a variety of derivative financial instruments to manage, or hedge, interest rate and foreign currency risk. The Company requires that hedging derivative instruments are effective in reducing the interest rate or foreign currency risk exposure as they are designated. This effectiveness is an essential for hedge accounting under accounting principles generally accepted in the United States. Derivative instruments may be associated with the hedge of an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures or is terminated or assigned. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market each period in net income.

To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

Recently Issued Accounting Pronouncements

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") which are effective January 1, 2002. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. The Statement requires goodwill and intangible assets be tested for impairment. The adoption of these statements will have no impact on the Company's results of operations or its financial position.

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Principles (continued)

Recently Issued Accounting Pronouncements (continued)

In August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") which is effective January 1, 2003. SFAS 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company does not expect this pronouncement to have a material impact on the Company's results of operations or financial position.

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS 121. The new standard becomes effective for the Company January 1, 2002. The Company does not expect this pronouncement to have a material impact on the Company's results of operations or financial position.

Reclassifications

Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

3. Acquisitions and Dispositions

On September 25, 2001, the Company acquired 32 shopping centers from Konover Property Trust, Inc. and its affiliates ("Konover"). The purchase price was $182.5 million, including the assumption of $131.0 million of non-recourse debt. This purchase price was preliminarily allocated to each of the centers. One of these centers was acquired subject to a repurchase agreement and was sold back to Konover on December 3, 2001, at the established cost basis of $2.5 million. One of the centers acquired meets the Company's criteria for classification as a Premium Portfolio center. The other 30 centers contain 4.3 million square feet and are classified as Other Retail Centers. The accompanying financial statements include the operations of the acquired centers from the acquisition date.

The following condensed pro forma (unaudited) information assumes the acquisition had occurred on January 1, 2000 and that the sale of 545,000 common shares also occurred on January 1, 2000:

                                                      Year Ended December 31,
                                                       2001             2000
                                                    -----------      -----------

Total revenue....................................    $242,726          $228,679

Net income to common shareholders................      53,948            51,736

Earnings per share:
Basic:
Net income to common shareholders................       $3.14             $3.14
Weighted average common shares outstanding.......      17,157            16,485

Diluted:
Net income to common shareholders................       $3.05             $3.10
Weighted average common shares outstanding.......      17,673            16,671

In October 2001 the OP sold the 35,000 square feet center, Mammoth Premium Outlets to a third party and recognized a loss of approximately $0.3 million which is included in other income in the accompanying financial statements.

4. Rental Properties

The following summarizes the carrying values of rental properties as of December 31 (in thousands):

                                                          2001           2000
                                                    -------------    -----------
Land and improvements............................       $328,324       $281,400
Buildings and improvements.......................        775,309        608,730
Construction-in-progress.........................          9,356          5,587
Equipment and furniture..........................         14,917         12,627
                                                    -------------    -----------
Total rental property............................      1,127,906        908,344
Accumulated depreciation and amortization........       (217,462)      (175,692)
                                                    -------------    -----------
Total rental property, net.......................       $910,444       $732,652
                                                    =============    ===========

Interest costs capitalized as part of buildings and improvements were $2.0 million, $5.4 million and $3.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Commitments for land, new construction, development, and acquisitions, excluding separately financed joint venture activity, totaled approximately $6.3 million and $12.8 million at December 31, 2001 and 2000, respectively.

Depreciation expense (including amortization of the capital lease) amounted to $42.9 million, $38.5 million and $35.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

5. Restricted Cash-Escrows

Restricted cash escrows includes $1.2 million of escrows and reserve funds for real estate taxes, property insurance, capital and tenant improvements and leasing costs established pursuant to certain mortgage financing agreements and $2.1 million funds held in escrow pursuant to certain loan guarantee arrangements with an unconsolidated investee of the Company.

6. Investments in Affiliates

The OP holds interests in several domestic and international joint ventures. Non-controlling investments are accounted for under the equity method. Equity in earnings or losses of these affiliates and related management advisory, license and guarantee fees earned are included in income from unconsolidated investments and loss from Chelsea Interactive in the consolidated financial statements.

On December 22, 2000, the OP and Fortress Registered Investment Trust ("Fortress") acquired four outlet centers from a competitor, through a joint venture known as F/C Acquisition Holdings, LLC ("F/C Acquisition") in which the OP has a 49% interest. The total purchase price was $240 million, including the assumption of approximately $174 million of 6.99% fixed-rate non-recourse mortgage debt due in 2008. In connection with the acquisition, the OP made an initial capital contribution of $32.0 million and subsequently made an additional $0.9 million contribution. The four premium outlet centers contain approximately 1.6 million square feet of gross leasable area and are located in Gilroy, California, Michigan City, Indiana, Waterloo, New York and Kittery, Maine. The Kittery, Maine center is subject to a ground lease that terminates in October 2009 with eight extension options of five years each. The OP is primarily responsible for the day-to-day operations of the joint venture. Under the terms of the three-year renewable Property Management Agreement, the OP and its subsidiary are compensated for management and leasing services. Under the terms of the Partnership Agreement with Fortress net income or loss and distributions are allocated in accordance with the members' equity interests.

Notes to Financial Statements (continued)

6. Investments in Affiliates (continued)

In June 1999, the OP entered into an agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan. The OP has a 40% interest in the joint venture that is known as Chelsea Japan Co., Ltd. ("Chelsea Japan"). In conjunction with the agreement, the OP contributed $1.7 million in equity and will provide its share of construction financing and/or loan guarantees. Chelsea Japan opened its initial project, the 220,000 square-foot first phase of Gotemba Premium Outlets, on July 13, 2000. Gotemba is located on the Tomei Expressway, approximately 60 miles west of Tokyo and midway between Mt. Fuji and the Hakone resort area. Chelsea Japan opened its second project, the 180,000 square-foot first phase of Rinku Premium Outlets on November 23, 2000. The center is located outside Osaka, the second-largest city in Japan.

In May 1997, the OP and Simon Property Group, Inc. ("Simon") entered into a joint venture agreement to develop and acquire high-end outlet centers in the United States. The OP and Simon agreed to be co-managing general partners, each with 50% ownership interest in the joint venture and any entities formed with respect to a specific project. Orlando Premium Outlets ("OPO"), a 428,000 square foot 50/50 joint venture that was completed in May 2000, is the only project completed pursuant to this agreement. OPO is located on Interstate 4, midway between Walt Disney World/EPCOT and Sea World in Orlando. The OP has primary responsibility for the day-to-day operations of the center for which it receives a management fee.

The Company has minority interests ranging from 5 to 15% in several outlet centers and outlet development projects in Europe. Five outlet centers, containing approximately 900,000 square feet of GLA, including Bicester Village, outside London, England, La Roca Company Stores outside of Barcelona, Spain, Las Rozas Village outside Madrid, Spain and La Vallee near Disneyland Paris and Maasmechelen Village in Belgium are currently open and operated by Value Retail PLC and its affiliates. One new European project and expansions of two existing centers are in various stages of development and are expected to open within the next two years. The Company sold a portion of its Bicester Village holding to a third party, resulting in a gain of $1.8 million which is included in earnings from unconsolidated investments in the accompanying financial statements.

The Company has a 15% minority interest in a partnership that owns an outlet center located in Guam. The center has been generating operating losses and the Company does not anticipate recovering its investment. In December 2001, the Company wrote down its investment in Guam and recognized a loss of $1.2 million which is included in earnings from unconsolidated investments in the accompanying financial statements. The Company continues to be a partner in the Guam outlet center.

The Company owns 100% of the non-voting preferred stock of Chelsea Interactive, Inc. ("Chelsea Interactive"). The Company also owns 50% of the non-voting common stock representing 40% of the total common stock. Chelsea Interactive, as an unconsolidated investment, has been developing a new technology-based e-commerce platform that provides fashion and other retail brands their own customized direct-to-the-consumer Internet online stores, incorporating e-commerce design, development, fulfillment and customer services. In consideration for such services, Chelsea Interactive is receiving a percentage of each brand's online sales. There is no assurance that this concept will be successful or the future impact on the Company's financial condition or results of operations.

Notes to Financial Statements (continued)

6. Investments in Affiliates (continued)

The following is a summary of investments in and amounts due from affiliates during the years ended December 31, 2001 and 2000(in thousands):

                                            Chelsea                Chelsea
                                  F/C        Japan       Simon    Interactive      Other       Total
                               ----------  ----------  ---------  -----------     ---------    ---------
Balance 12/31/99..........           -      $ 2,010     $12,536     $ 3,217        $ 6,065      $23,828
Initial investment........      $32,009           -           -           -              -       32,009
Additional Investment.....          917       2,133         510      29,046            384       32,990
Income (loss) from
   unconsolidated
    investments...........          188       3,211       2,991      (2,364)           333        4,359
Distribution
    and fees..............          (35)     (2,426)     (2,667)          -           (333)      (5,461)
Advances (net)............           35       1,317       2,552           -              -        3,904
                               ----------    ----------  ---------   -----------    ----------  ----------

Balance 12/31/00..........       33,114       6,245      15,922      29,899          6,449       91,629
Additional
      Investment..........        1,528         674           -       9,934              -       12,136
Income (loss) from
   unconsolidated
    investments...........        6,522       3,286       5,492      (5,337)          (275)       9,688
Distribution
and fees..................       (6,088)     (2,222)    (10,745)          -              -      (19,055)
Sale of investment........            -           -           -           -         (2,839)      (2,839)
Gain on sale and (impairment
   loss)...................           -           -           -           -            617          617
Advances (net).............       1,042       1,313        (946)        360           (256)       1,513
                               ----------   ----------  ---------  -----------     ---------  ----------
Balance 12/31/01               $ 36,118       9,296      $9,723    $ 34,856         $3,696     $ 93,689
                               ==========    =========  =========  ============    =========  ==========

The Company's share of income before depreciation, depreciation expense and income from unconsolidated investments for the years ended December 31, 2001 and 2000 are as follows (in thousands):

                                            2001                                     2000
                       --------------------------------------------    ---------------------------------------
                                                          Inc.                                      Inc.
                         Income                          (loss)          Income                    (loss)
                         (loss)                           from           (loss)                     from
                         Before                         Unconsol.        Before                    Unconsol.
                          Depr.            Depr.         Inv.             Depr.         Depr.        Inv.
                       -------------    ----------    ------------     ----------     ----------  -----------
F/C..................     $9,214          $2,692         $6,522           $259           $71         $188
Chelsea Japan........      4,676           1,390          3,286          3,905           694        3,211
Simon................      7,374           1,882          5,492          4,250         1,259        2,991
Other................        342               -            342            333             -          333
                       -------------    ----------    ------------     ----------    ---------    -----------
   Total.............    $21,606          $5,964        $15,642         $8,747        $2,024       $6,723
                       =============    ==========    ============     ==========    =========    ===========
Chelsea Interactive....  ($2,449)         $2,888       ($5,337)        ($1,719)         $645      ($2,364)
                       =============    ==========    ============     ==========    ==========   ===========

The Company had $0.3 million income from unconsolidated investments during the year ended December 31, 1999 from its other investments.

Notes to Financial Statements (continued)

6. Investments in Affiliates (continued)

Condensed financial information as of December 31, 2001 and for the year then ended for F/C, Chelsea Japan and Simon (which are included in Retail) and Chelsea Interactive is as follows:

                                                                      Chelsea
                                                       Retail        Interactive
                                                    ------------   ------------

Property, plant and equipment (net)................   $355,427       $29,923
Total assets.......................................    409,944        34,963
Long term debt.....................................    282,057(1)          -
Total liabilities..................................    321,854         2,665
Net income (loss)..................................     20,812       (11,976)
Company's share of net income (loss)...............     10,013        (5,337)
Fee income.........................................      5,286             -

(1) Includes long-term debt of $170.5 million in F/C, $58.5 million in Simon and $53.1 million in Chelsea Japan.

7. Deferred Costs

The following summarizes the carrying amounts for deferred costs as of December 31, 2001 and 2000 (in thousands):

                                                        2001          2000
                                                     -----------  ------------

Lease costs........................................    $24,152       $22,546
Financing costs....................................     16,977        14,875
Development costs..................................      8,349           129
Other..............................................        871           871
                                                     ------------  ------------
Total deferred costs...............................     50,349        38,421
Accumulated amortization...........................    (27,815)      (23,535)
                                                     ------------  ------------
Total deferred costs, net..........................    $22,534       $14,886
                                                     ============  ============

Notes to Financial Statements (continued)

8. Non-Compete Agreement

In October 1998 the Company sold its interest in and terminated the development of Houston Premium Outlets, a joint venture project with Simon. Under the terms of the agreement, the Company received non-compete payments totaling $21.4 million from The Mills Corporation; $3.0 million at closing and four annual installments of $4.6 million, terminating in January 2002. The revenue is being recognized on a straight-line basis over the term of the non-compete agreement and the Company recognized income of $5.1 million during the years ended December 31, 2001, 2000 and 1999. Such amounts are included in other income in the accompanying financial statements.

9. Debt

Unsecured Bank Debt

The Company has a $160 million senior unsecured bank line of credit (the "Senior Credit Facility"). The Senior Credit Facility had an initial expiration date of March 30, 2001 and was extended through March 2004. The Company has an annual right to request a one-year extension of the Senior Credit Facility that may be granted at the option of the lenders. The Senior Credit Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (4.21% at December 31, 2001) or the prime rate, at the Company's option. The LIBOR rate spread ranges from 0.85% to 1.25% depending on the Company's Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. At December 31, 2001, the entire $160 million was available under the Senior Credit Facility.

The Company also has a $5 million term loan (the "Term Loan") that carries the same interest rate and maturity as the Senior Credit Facility.

Unsecured Notes

A summary of the terms of the unsecured notes outstanding as of December 31, 2001 and 2000 is as follows:

                                                      December 31,    Effective
                                                   2001       2000     Yield (1)
                                                ---------   --------  ----------

7.75% Unsecured Notes due January 2001.....       $  -       $99,987     7.85%
8.375% Unsecured Notes due August 2005.....     49,892        49,877     8.44%
7.25% Unsecured Notes due October 2007.....    124,809       124,776     7.29%
8.625% Unsecured Notes due August 2009.....     49,923        49,902     8.66%
8.25% Unsecured Notes due February 2011....    148,670             -     8.40%
                                               ----------   ----------
   Total                                        $373,294     $324,542
                                               ==========   ==========

(1)      Including discount on the notes

Mortgage Debt

A summary of the terms of the mortgage debt outstanding as of December 31, 2001 and 2000, and the related Net Book Value of the associated collateral ("NBV") and interest rate as of December 31, 2001 are as follows:

Notes to Financial Statements (continued)

9. Debt (continued)

Mortgage Debt

                                          December 31,                        Interest
                                      2001          2000         Due Date        Rate       NBV
                                --------------  -------------  --------------- ---------- ----------
Construction Loan (1)               $29,531       $21,526      February 2003     3.33%     $45,625
Bank Mortgage Loan (2)               68,250        69,250         April 2010     7.26%      74,462
Mortgage Loan (3)                    72,428             -      December 2012     7.67%      75,421
                                --------------  -------------                            ----------
                                   $170,209         $90,776                               $195,508
                                ==============  =============                            ==========
(1)	In February 2000 Chelsea Allen entered into a $40.0 million Construction Loan used to fund the Allen Premium Outlets project. The Construction Loan bears interest equal to LIBOR plus 1.375% (3.33% at December 31, 2001) and is guaranteed by the Company and the OP.

(2)	In April 2000 Chelsea Financing entered into a $70.0 million Bank Mortgage Loan secured by its four properties. The Bank Mortgage Loan bears interest equal to LIBOR plus 1.50% (3.64% at December 31, 2001) or prime rate plus 1.0% and calls for quarterly principal amortization of $ 0.3 million through April 2005 and thereafter $0.5 million per quarter until maturity. In December 2000, the Company entered into an interest rate swap agreement effective January 2, 2001 to hedge against unfavorable fluctuations in LIBOR rates by fixing the interest rate at 7.26% until January 2006. As of December 31, 2001, the Company recognized net interest expense of $1.2 million on the hedge that is included in interest expense in the accompanying financial statements.

(3)	The Mortgage Loan was assumed as part of the September 25, 2001, Konover acquisition. The stated interest rate of 9.1% was greater than that available to the Company in the public debt markets. Accordingly the Company recorded a $6.9 million debt premium that will be amortized over the period of the loan and which reduces the effective interest rate to 7.67%. The loan calls for fixed monthly debt service payments of $0.5 million for interest plus principal based on a 26-year amortization schedule. The Mortgage Loan matures in March 2028 but can be prepaid beginning December 2012. As of December 31, 2001, the Company recognized $0.1 million in debt premium amortization that is included in interest expense in the accompanying financial statements.

In connection with the September 25, 2001, Konover acquisition, the Company assumed $65.2 million in REMIC loans that included Class A, B and C Loans with a blended stated fixed interest rate of 7.85%. The Company received a $0.5 million interest rate spread credit at closing, reducing the effective annual interest rate to 3.71%. The Loans were repaid on December 3, 2001.

Following is a schedule of the estimated fair value of the Company's debt using current broker quotations at December 31, 2001 (in thousands):

                                  Carrying         Principal     Estimated
      Description                  Value           Balance       Fair Value
      ----------------------   --------------    ------------   ------------
      Fixed Rate Debt              $445,722        $440,678       $459,970
      Variable Rate Debt           $102,816        $102,816       $102,816

Interest paid, excluding amounts capitalized, was $34.5 million, $21.7 million and $24.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Notes to Financial Statements (continued)

9. Debt (continued)

Following is a schedule of the Company's debt maturities, including debt premium amortization, as of December 31, 2001:

           2002............       $1,945
           2003............       31,553
           2004............        7,123
           2005............       52,834
           2006............        3,288
           Thereafter......      451,795
                             ------------
                               $548,538
                             ============

10. Financial Instruments: Derivatives and Hedging

In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to align rate movements between interest rates associated with the Company's leasing income and other financial assets with interest rates on related debt, and manage the cost of borrowing obligations. For foreign currency exposures, derivatives are used primarily to align movements between currency rates to protect forecasted returns of fees to the U.S.

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

To manage interest rate and foreign currency risk, the Company may employ options, forwards, interest rate swaps, caps and floors or a combination thereof depending on the underlying exposure. The Company undertakes a variety of borrowings: from lines of credit, to medium- and long-term financings. To reduce overall interest cost, the Company uses interest rate instruments, typically interest rate swaps, to convert a portion of variable rate debt to fixed rate debt, or even a portion of its fixed-rate debt to variable rate. Interest rate differentials that arise under these swap contracts are recognized in interest expense over the life of the contracts. The resulting cost of funds is usually lower than that which would have been available if debt with matching characteristics was issued directly.

Interest rate swaps that are designated as cash flow hedges hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges. Unrealized gains and losses in the fair value of cash flow hedges are reported on the balance sheet with a corresponding adjustment to Accumulated Other Comprehensive Income to the extent they are offsetting and otherwise qualify in the period for cash flow hedge accounting. Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified to earnings. This reclassification occurs over the same time period in which the hedged items affect earnings. The Company hedges its exposure to variability in future cash flows for forecasted transactions other than those associated with existing floating-rate debt over a maximum period of 12 months. During the forecast period, unrealized gains and losses in the hedging instrument will be reported in Accumulated Other Comprehensive Income. Once the hedged transaction takes place, the hedge gains and losses will be reported in earnings during the same period in which the hedged item is recognized in earnings.

Notes to Financial Statements (continued)

10. Financial Instruments: Derivatives and Hedging (continued)

The notional value and fair value of the swap provide an indication of the extent of the Company's involvement in financial derivative instruments at December 31, 2001. It does not represent exposure to credit, interest rate or market risks. At year end, the swap was reported at its fair value and classified as other liabilities of $3.1 million. As of December 31, 2001, there were $3.1 million in deferred losses, and represented in other comprehensive income, a shareholder's equity account and minority interest. Within the next twelve months, the Company expects to reclassify to earnings approximately $0.8 million of the current balance held in accumulated other comprehensive loss and minority interest related to the interest rate swap.

                                         As of December 31, 2001
                           -- -----------------------------------------------
          Hedge Type       Notional Value    Rate      Maturity    Fair Value
          ---------        --------------    ----      --------    ----------
        Swap, Cash Flow     $68.3 mil       5.7625%    1/1/06     ($3.1 mil)

In March 2001, the Company entered into a yen forward contract with a notional value of $1.4 million and a fair value of $0.04 million as a hedge against its yen-denominated receivable. On June 21, 2001 the receivable and yen forward contract were settled and the Company received $1.4 million.

11. Preferred Units

In September 1999, the OP completed a private sale of $65 million of Series B Cumulative Redeemable Preferred Units ("Preferred Units") to an institutional investor. The private placement took the form of 1.3 million Preferred Units at a stated value of $50 each. The Preferred Units may be called at par on or after September 2004, have no stated maturity or mandatory redemption and pay a cumulative quarterly dividend at an annualized rate of 9.0%. The Preferred Units are exchangeable into Series B Cumulative Redeemable Preferred Stock of the Company after ten years. The proceeds from the sale were used to pay down borrowings under the Senior Credit Facility. Activity related to the Preferred Units is included in minority interest.

12. Preferred Stock

In October 1997, the Company issued 1.0 million shares of non-voting 8.375% Series A Cumulative Redeemable Preferred Stock (the "Preferred Stock"), par value $0.01 per share, having a liquidation preference of $50 per share. The Preferred Stock has no stated maturity and is not convertible into any other securities of the Company. The Preferred Stock is redeemable on or after October 15, 2027 at the Company's option. Net proceeds from the offering were used to repay borrowings under the Company's Credit Facilities. On February 15, 2002 the Company redeemed and retired 136,500 shares of Preferred Stock at a net price of $47 per share.

13. Common Stock

In July 2001, the Company completed the sale of 545,000 shares of common stock to an institutional investor at a net price of $46 per share, yielding net proceeds of $24.8 million that were used to partially fund the acquisition of the Konover assets and for general corporate purposes.

In October 2001, the Company sold two million shares of common stock at a price of $45 per share, yielding net proceeds of $85.2 million, which were used to repay borrowings under the Company's Senior Credit Facility and for general corporate purposes.

14. Lease Agreements

The Company is the lessor and sub-lessor of retail stores under operating leases with term expiration dates ranging from 2002 to 2020. Most leases are renewable for five years after expiration of the initial term at the lessee's option. Future minimum lease receipts under non-cancelable operating leases as of December 31, 2001, exclusive of renewal option periods, were as follows (in thousands):

        2002............     $141,156
        2003............      127,544
        2004............      106,834
        2005............       82,691
        2006............       59,433
        Thereafter......      147,328
                           ------------
                             $664,986
                           ============

In 1987, a predecessor partnership entered into a lease agreement for property in California. Land was estimated to be approximately 37% of the fair market value of the property, and accordingly the portion of the lease attributed to land is classified as an operating lease. The portion attributed to building is classified as a capital lease as the present value of payments related to the building exceeded 90% of its fair value at inception of the lease. The initial lease term was 25 years with two options of 5 and 4 1/2 years, respectively. The lease provides for additional rent based on specific levels of income generated by the property. No additional rental payments were incurred during 2001, 2000 or 1999. The Company has the option to cancel the lease upon six months written notice and six months advance payment of the then fixed monthly rent. If the lease is canceled, the building and leasehold improvements revert to the lessor. In August 1999, the Company amended its capital lease to reduce rent payments through December 2004 resulting in a writedown of the asset and obligation of $2.7 million and $6.0 million, respectively. The difference of $3.3 million will be recognized on a straight-line basis over the remaining term of the amended lease that ends December 2004.

Operating Leases

Future minimum rental payments under operating leases for land and administrative offices as of December 31, 2001 are as follows (in thousands):

         2002...........        $1,546
         2003...........         1,473
         2004...........         1,480
         2005...........           917
         2006...........            52
                             -----------
                                $5,468
                             ===========

Rental expense amounted to $0.8 million, $0.6 million and $0.9 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Notes to Financial Statements (continued)

14. Lease Agreements (continued)

Capital Lease

A leased property included in rental properties at December 31 consists of the following (in thousands):

                                                 2001           2000
                                          ---------------   -------------

Building...............................        $6,796          $6,796
Less accumulated amortization..........        (5,520)         (5,175)
                                          ---------------   -------------
Leased property, net...................        $1,276          $1,621
                                          ===============   =============

Amortization expense on capital lease of $0.3 million for the years ended December 31, 2001, 2000 and 1999, is included in depreciation and amortization expense in the financial statements.

Future minimum payments under the capitalized building lease, including the present value of net minimum lease payments as of December 31, 2001 are as follows (in thousands):

2002...................................................         $   819
2003...................................................             819
2004...................................................             819
                                                           --------------
Total minimum lease payments...........................           2,457
Amount representing interest...........................            (316)
                                                           --------------
Present value of net minimum capital lease payments....          $2,141
                                                           ==============

Ground Lease

In connection with the Konover acquisition the OP acquired four properties subject to ground leases that were assumed by the OP. These ground leases have termination dates ranging from 2007 to 2087 and allow for renewal terms of 4 to 30 years.

Future minimum lease payments under ground leases as of December 31, 2001 exclusive of renewal option periods were as follows (in thousands):

                  2002...............  $ 398
                  2003..............     409
                  2004..............     415
                  2005..............     415
                  2006..............     415
                  Thereafter........  17,241
                                    ---------
                                     $19,293
                                    =========

15. Commitments and Contingencies

The 50/50 OPO joint venture with Simon has a $58.5 million (maximum commitment $62.0 million) construction facility that was to mature in February 2002 and which was extended to August 2002. The loan has three additional six-month extension options. The loan bears interest at LIBOR plus 1.30% (3.32% at December 31, 2001) and is 10% guaranteed by each of the Company and Simon. Changes in debt service coverage ratio provide for a guarantee ranging from 10% to 25% per guarantor and a LIBOR interest rate spread ranging from 130 to 150 basis points.

Notes to Financial Statements (continued)

15. Commitments and Contingencies (continued)

In October 1999, an equity investee of the Company entered into a 4 billion yen (approximately US $30.4 million) line of credit guaranteed by the Company and OP to fund its share of Chelsea Japan's construction costs. The line of credit bears interest at yen LIBOR plus 1.35% (1.45% at December 31, 2001) is due April 2002 and has two one-year extensions. At December 31, 2001, 1.08 billion yen (approximately US $8.2 million) was outstanding under the loan. In March 2000, Chelsea Japan entered into a 3.8 billion yen (approximately US $28.9 million) loan with a bank to fund construction costs. As of December 31, 2001, the entire facility was outstanding and bears interest at 2.20%. The loan is secured by the two operating properties and is 40% guaranteed by the Company.

The Company has agreed under a standby facility to provide up to $22.0 million in limited debt service guarantees for loans provided to Value Retail PLC and affiliates, to construct outlet centers in Europe. The term of the standby facility expired in November 2001 and guarantees shall not be outstanding for longer than five years after project completion. As of December 31, 2001, the Company had provided limited debt service guarantees of approximately $17.0 million to Value Retail PLC. In October 2001, the guarantee limit was increased to $24.1 million until April 2002 at which time it will revert to $22.0 million. The Company received $2.1 million collateral for this short-term increase that will revert back to Value Retail in April 2002. Such escrow is included in restricted cash-escrows and other liabilities in the accompanying financial statements.

Accrued expenses and other liabilities include $14.4 million and $10.5 million at December 31, 2001 and 2000, respectively, related to a five year deferred incentive compensation program that ended as of December 31, 2001. Certain key officers will be paid on March 1, 2002.

The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business. Management believes the costs incurred by the Company related to any of its litigation will not be material and have been adequately provided for in the consolidated financial statements.

16. Related Party Information

In 1999, the OP established a $6.0 million secured loan facility that will expire on June 2004 for the benefit of certain unitholders. Each unit holder issued a note that is secured by OP units, bears interest at a rate of LIBOR plus 200 basis points per annum, payable quarterly and is due by the facility expiration date. At December 31, 2001 and 2000, loans made to two unitholders, who are also affiliates of management of the Company, totaled $3.2 million and $2.2 million respectively. During 2001 the Company received a $1.2 million repayment of one loan and $0.5 million pay down on the other loan outstanding at December 31, 2000. On January 31, 2002 the Company received an additional $0.3 million against one of the two loans. In September 2001 the Company advanced $2.7 million to another unitholder to acquire approximately a 10% non-voting equity interest in Chelsea Interactive from the non-affiliated joint venture partner. The carrying amount of such loans approximated fair value at December 31, 2001.

Notes to Financial Statements (continued)

16. Related Party Information (continued)

The Company leased space to related parties of approximately 56,000 square feet during the years ended December 31, 2001, 2000 and 1999. Rental income from those tenants, including reimbursement for taxes, common area maintenance and advertising, totaled $2.1 million, $1.9 million and $1.8 million during the years ended December 31, 2001, 2000 and 1999, respectively.

At December 31, 2001 and 2000 the Company had receivables from equity investees of $0.9 million and $4.2 million, respectively, that is included in other assets.

In August 1997, the Company and one of its directors entered into a Consulting Agreement pursuant to which the director agreed to perform services for the Company in connection with the development and operation of manufacturers outlet centers in Japan and Hawaii. The agreement provided for payments to the director of $10,000 per month and was terminated by the Company in December 1999. In addition, during the agreement and for four years after the termination of the agreement, the director will be entitled to a fee of 1% of the development costs, up to a maximum amount of $0.5 million per project, on all projects in which he was involved in Japan or Hawaii. Fees paid under this agreement totaled $0.5 million for each of the years ended December 31, 2001 and 2000 and $0.1 million for the year ended December 31, 1999. These fees are included in the investment in affiliates in the accompanying financial statements.

Certain Directors and unitholders guarantee Company obligations, which existed prior to the formation of the Company, under leases for one of the properties. The Company has indemnified these parties from and against any liability that they may incur pursuant to these guarantees.

17. Dividend Reinvestment Plan

Shareholders who own at least 100 shares of the Company's common stock are eligible to reinvest dividends quarterly. Administration costs associated with the plan are paid by the Company.

18. Stock Option Plans

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

The Company's 1993 Stock Option Plan (the "1993 Plan") provides for an aggregate of 1.4 million authorized shares reserved for issuance. The Company's 2000 Stock Option Plan (the "2000 Plan") was adopted by the Board of Directors in March 2000 and also provides for an aggregate of 1.4 million authorized shares reserved for issuance. Under both Plans, the exercise price per share of initial grants of non-qualified options will be fixed by the Compensation Committee on the date of grant. The exercise price per share of incentive stock options will not be less than the fair market value of the common stock on the date of grant, except in the case of incentive stock options granted to individuals owning more than 10% of the total voting shares of the Company. Their exercise price will be at least 110% of the fair market value at the date of grant. Non-qualified and incentive stock options are exercisable for a period of ten years from the date of grant. Under the 1993 Plan, 20% of the options may be exercised on the first anniversary of the grant date and an additional 20% may be exercised on or after each of the second through fifth anniversaries. Under the 2000 Plan, options shall be exercisable by the holder at such times as may be fixed by the Compensation Committee.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000 and 1999; respectively: risk- free interest rate of 5% for 2001 and 6% for 2000 and 1999; volatility factor of the expected market price of the Company's common stock based on historical results of 0.236, 0.397 and 0.164 and dividend yield of 7% in 2001 and 8% in 2000 and 1999, respectively, and an expected life option of four years for the 1993 Plan and three years for the 2000 Plan. The Company granted options in 2001 of 70,000 shares at $41.25 on March 14, 2001 under the 2000 Plan and in 2000 granted 15,000 shares at $30.25 on January 3, 2000 under the 1993 Plan and 480,000 shares at $27.81 on April 1, 2000 under the 2000 Plan. The options issued in 2001 will expire in 2011 and those issued in 2000 will expire in 2010. No options were granted during 1999.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                             2001        2000        1999
                                             ----        ----        ----
         Pro forma net income               $46,657     $40,467     $33,853
         Pro forma earnings per share:
           Basic                              $2.77       $2.54       $2.15
           Diluted                            $2.69       $2.51       $2.13

A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                             2001                    2000                     1999
                                             ----                    ----                     ----
                                      Options     Wtd-avg     Options      Wtd-avg     Options     Wtd-avg
                                      (000's)    Ex. price    (000's)     Ex. price    (000's)    Ex. price

Outstanding beginning of year         1,486.1      $28.87    1,009.2       $29.26     1,061.6       $28.97
Granted                                 70.0        41.25      495.0       $27.89          -            -
Exercised                              (62.1)       34.95      (18.1)      $23.38       (52.4)      $23.38
                                    ------------------------------------------------------------------------
Outstanding end of year              1,494.0       $29.36    1,486.1       $28.87     1,009.2       $29.26

Exercisable at end of year             955.0       $28.04      786.1       $27.40       695.2       $26.35

Weighted average fair value of
options granted during the year        $5.08                   $5.26                       -

Exercise prices for options outstanding as of December 31, 2001 ranged from $23.38 to $41.25 per share. The weighted average remaining contractual life of the options was 5.7 years.

19. Employee Stock Purchase Plan

The Company's Board of Directors and shareholders approved an Employee Stock Purchase Plan (the "Purchase Plan"), effective July 1, 1998. The Purchase Plan covers an aggregate of 500,000 shares of common stock. Eligible employees have been in the employ of the Company or a participating subsidiary for six months or more and customarily work more than 20 hours per week. The Purchase Plan excludes employees who are "highly compensated employees", as defined, or own 5% or more of the voting power of the Company's stock. Eligible employees will purchase shares through automatic payroll deductions up to a maximum of 10% of weekly base pay. The Purchase Plan will be implemented by consecutive three-month offerings (each an "Option Period"). The price at which shares may be purchased shall be the lower of (a) 85% of the fair market value of the stock on the first day of the Option Period or (b) 85% of the fair market value of the stock on the last day of the Option Period. As of December 31, 2001, 45 employees were enrolled in the Purchase Plan and $5,100 expense has been incurred and is included in the Company's general and administrative expense. The Purchase Plan will terminate after five years unless terminated earlier by the Board of Directors.

20. 401(k) Plan

The Company maintains a defined contribution 401(k) savings plan (the "Plan"), which was established to allow eligible employees to make tax-deferred contributions through voluntary payroll withholdings. All employees of the Company are eligible to participate in the Plan after completing six months of service and attaining age 21. Employees who elect to enroll in the Plan may elect to have from 1% to 15% of their pre-tax gross pay contributed to their account each pay period. As of January 1, 1998 the Plan was amended to include an employer discretionary matching contribution in an amount not to exceed 100% of each participant's first 6% of yearly compensation to the Plan. Matching contributions of approximately $128,000 in 2001, $141,000 in 2000 and $97,000 in 1999 are included in the Company's general and administrative expense.

21. Quarterly Financial Information (Unaudited)

The following summary represents the results of operations, expressed in thousands except per share amounts, for each quarter during 2001 and 2000:

                                                     March 31         June 30        September 30     December 31
                                                  ------------     ----------      ---------------     -----------
2001
Base rental revenue............................       $28,751         $28,651          $30,528          $39,299
Total revenues.................................        44,824          46,297           49,065           66,669
Net income available to common shareholders....         8,506           9,474           11,838           17,808
Net income per weighted average
     common share (diluted)....................         $0.53           $0.57            $0.69            $0.93
2000
Base rental revenue............................       $26,252         $26,607          $26,867          $28,397
Total revenues.................................        39,595          42,050           44,566           53,692
Net income available to common shareholders....         7,781           8,720           10,894           14,197
Net income per weighted average
     common share (diluted)....................         $0.49           $0.54            $0.67            $0.88

22. Segment Information

The Company is principally engaged in the development, ownership, acquisition and operation of manufacturers' outlet centers and has determined that under SFAS No.131 "Disclosures About Segments of an Enterprise and Related Information" it has three reportable retail real estate segments: premium domestic, other domestic and international in 2001. The Company evaluates real estate performance and allocates resources based on Net Operating Income ("NOI") defined as total revenue less operating and maintenance expense. The primary sources of revenue are generated from tenant base rents, percentage rents and reimbursement revenue. Operating expenses primarily consist of common area maintenance, real estate taxes and promotional expenses. The retail real estate business segments meet the quantitative threshold for determining reportable segments.

For the year ended    Domestic     Domestic
December 31, 2001     Premium      Other      International  Other    Total
-------------------  ----------  ----------  -------------- --------  --------
                                     (1)          (2)         (3)
Total revenues....    $187,588     $ 12,196     $    -      $ 7,071   $  206,855
Interest income...         848           45          -        1,913        2,806
Interest from
 unconsolidated
 investments......      12,014            -       3,628      (5,337)      10,305
NOI...............     148,570        5,021       6,562       1,849      162,002
Fixed assets
  additions.......      36,848      181,729           -       1,159      219,736
Total assets......     866,738      194,406      15,092      23,072    1,099,308
(1)	Approximately 25% of the Retail Domestic Other GLA is leased to one tenant from which approximately 15% of the annualized revenues are derived.

(2)	Principally comprised of the Company's equity interest in Chelsea Japan.

(3)	Includes results of corporate assets and Chelsea Interactive.

The Company operated in one segment in 2000.

Following is a reconciliation of net operating income to net income for the year ended December 31, 2001 (in thousands):

Segment NOI                                                    $162,002
Interest expense - consolidated                                (36,865)
Interest expense - unconsolidated investments                     (597)
Depreciation expense - consolidated                            (48,554)
Depreciation expense - unconsolidated investments               (5,964)
Depreciation expense - Chelsea Interactive                      (2,888)
Income tax - unconsolidated investments                           (947)
Loss on Sale - Retail Domestic Premium                            (284)
Gain/ (loss) on sale or write down-Retail
       International                                                617
Minority interest                                              (14,706)
                                                           ---------------
Net income                                                      $51,814
                                                           ===============

23. Non-Cash Financing Activities

In December 2001, 2000 and 1999, the Company declared quarterly distributions per share of $0.78, $0.75 and $0.72, respectively. The limited partners' distributions were paid in January of each subsequent year.

In connection with the Konover acquisition the Company assumed approximately $131.0 million in REMIC and mortgage loans payable.

Chelsea Property Group, Inc.
Schedule III-Consolidated Real Estate and Accumulated Depreciation
for the year ended December 31, 2001 (in thousands)

                                             Cost
                                             Capitalized
                                             (Disposed of)
                                Initial       Subsequent     Step-Up Related                                               Life
                                Cost          to              to Acquisition Gross Amount Carried                           Used
                                to            Acquisition     of Partnership at Close of Period                             to
                              Company        (Improvements)   Interest (1)    December 31, 2001                            Compute
                           ----------------- -------------- --------------   --------------------                         Deprecia-
                                  Buildings,     Buildings,      Buildings,     Buildings,                        Date     tion in
                                  Fixtures       Fixtures        Fixtures       Fixtures                          of       Latest
Description        Encum-          and             and           and Equi-       and                 Accumulated Construc- Income
Outlet Center Name brances  Land  Equipment  Land Equipment  Land ment      Land Equipment   Total  Depreciation tion     Statement
------------------ -------  ----- ---------  ----- --------- ---- --------- ---- ---------   -----  ------------ -------  ---------

Woodbury Common, NY   -    $4,448  $16,073  $4,967  $126,631     $-    $-   $9,415  $142,704  $152,119  $44,383  '85,'93,
                                                                                                                 '95,'98       30
Wrentham, MA          -       157    2,817   4,109    79,318      -     -    4,266    82,135    86,401   15,273  '95,'00       40
Waikele, HI           -    22,800   54,357       -     2,052      -     -   22,800    56,409    79,209    9,095    '98         40
Leesburg, VA          -     6,296        -    (811)   71,375      -     -    5,485    71,375    76,860   11,048  '96-'00       40
Desert Hills, CA      -       975        -   2,376    61,912    830 4,936    4,181    66,848    71,029   24,752  '90,'94-
                                                                                                                 '95,'97,-'98  40
Camarillo, CA         -     4,000        -  12,431    54,262      -     -   16,431    54,262    70,693   13,541   '94-'99      40
North Georgia, GA     -     2,960   34,726    (191)   21,484      -     -    2,769    56,210    58,979   14,633   '95-'99      40
Clinton, CT           -     4,124   43,656       -     1,665      -     -    4,124    45,321    49,445   14,008   '95-'96      40
Vacaville, CA(6)      -     9,683   38,850       -        51      -     -    9,683    38,901    48,584      242     (5)        40
Allen, TX       $29,531     8,938    2,068    (836)   37,455      -     -    8,102    39,523    47,625    2,000    99-'01      40
Folsom, CA            -(2)  4,169   10,465   2,692    26,082      -     -    6,861    36,547    43,408   10,433  '90,'92,'93,
                                                                                                                  '96-'97,'00  40
Carolina (I), NC(6)   -(3)  6,220   24,860       -        48      -     -    6,220    24,908    31,128      154     (5)        40
Carolina(II), NC(6)   -(4)      -    7,862       -        14      -     -        -     7,876     7,876       49     (5)        40
Petaluma Village, CA  -     3,735        -   2,949    31,218      -     -    6,684    31,218    37,902    9,349  '93,'95-'96   40
Liberty Village, NJ   -       345      405   1,499    19,812 11,015 2,195   12,859    22,412    35,271    7,362  '81,'97-'98   30
Napa, CA              -(2)  3,456    2,113   7,908    19,378      -     -   11,364    21,491    32,855    6,647  '62,'93,'95   40
Aurora, OH            -       637    6,884     880    20,438      -     -    1,517    27,322    28,839    8,056  '90,'93,'94,
                                                                                                                   '95         40
North Bend, WA(6)     -     4,735   18,925       -        35      -     -    4,735    18,960    23,695      118     (5)        40
Columbia Gorge, OR    -(2)    934        -     428    13,595    497 2,647    1,859    16,242    18,101    5,327  '91,'94       40
Santa Fe, NM          -        74        -   1,300    12,098    491 1,772    1,865    13,870    15,735    3,820  '93,'98       40
American Tin
 Cannery, CA      2,141         -    8,621       -     5,458      -     -        -    14,079    14,079   10,263  '87,'98        5
Patriot Plaza, VA     -       789    1,854     976     4,274      -     -    1,765     6,128     7,893    2,418  '86,'93',
                                                                                                                    '95        40
Corporate Offices,
 NJ, CA               -(4)      -       60       -     5,683      -     -        -     5,743     5,743    3,424      -          5
St. Helena, CA        -(2)  1,029    1,522     (25)      572     38    78    1,042     2,172     3,214      709     '83        40
Kittery, ME(6)        -       567    2,265       -         -      -     -      567     2,265     2,832       14     (5)        40
Chicago, IL           -       465        -       -         -      -     -      465         -       465        -      -         40
Las Vegas, NV         -       405        -       -         -      -     -      405         -       405        -      -         40
Other retail(6)     (3)(4) 14,968   62,512      26        15      -     -   14,994    62,527    77,521      344     (5)        40
Mammoth, CA           -     1,180      530  (2,174)   (1,960)    994  1,430      -         -         -        -     '78        40
                    ------ -------- -------- ------- -------- ------- ------- -------  -------- ---------- --------
             $172,350(2)(3)$108,089 $341,425 $38,504 $612,965 $13,865 $13,058 $160,458 $967,448 $1,127,906 $217,462
             ========      ======== ======== ======= ======== ======= ======= ======== ======== ========== ========

The aggregate cost of the land, buildings, fixtures and equipment for federal tax purposes was approximately $1,103.5 million at December 31, 2001.

(1)	As part of the formation transaction assets acquired for cash have been accounted for as a purchase. The step-up represents the amount of the purchase price that exceeds the net book value of the assets acquired.
(2)	Projects encumbered by mortgage totaling $68.3 million at December 31, 2001.
(3)	Projects encumbered by mortgage totaling $72.4 million at December 31, 2001.
(4)	Project held under long term land lease.
(5)	Acquired on September 25, 2001 from Konover Property Trust.
(6)	Purchase Price has been preliminarily allocated.

Chelsea Property Group, Inc.
Schedule III-Consolidated Real Estate
and Accumulated Depreciation (continued)
(in thousands)

The changes in total real estate:

                                            Year ended December 31,
                                         2001             2000           1999
                                      -----------       -----------    ----------

Balance, beginning of period........    $908,344         $848,813       $792,726
Additions...........................     229,339           61,188         59,334
Dispositions and other..............      (9,777)          (1,657)        (3,247)
                                      -----------       -----------    -----------
Balance, end of period..............  $1,127,906         $908,344       $848,813
                                      ===========       ===========    ===========

The changes in accumulated depreciation:

                                               Year ended December 31,
                                         2001             2000           1999
                                      -----------       -----------    ----------

Balance, beginning of period........    $175,692         $138,221       $102,851
Additions...........................      44,071           38,539         35,619
Dispositions and other..............      (2,301)          (1,068)          (249)
                                      -----------       -----------    ----------
Balance, end of period..............    $217,462         $175,692       $138,221
                                      ===========       ===========    ==========

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th of March, 2002.

CHELSEA PROPERTY GROUP, INC. By:/s/ David C. Bloom David C. Bloom, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David C. Bloom David C. Bloom	Chairman of the Board and Chief Executive Officer	March 8, 2002

/s/ William D. Bloom William D. Bloom	Vice Chairman	March 8, 2002

/s/ Leslie T. Chao Leslie T. Chao	President	March 8, 2002

/s/ Michael J. Clarke Michael J. Clarke	Chief Financial Officer	March 8, 2002

/s/ Brendan T. Byrne Brendan T. Byrne	Director	March 8, 2002

/s/ Robert Frommer Robert Frommer	Director	March 8, 2002

/s/ Barry M. Ginsburg Barry M. Ginsburg	Director	March 8, 2002

/s/ Philip D. Kaltenbacher Philip D. Kaltenbacher	Director	March 8, 2002

/s/ Reuben S. Leibowitz Reuben S. Leibowitz	Director	March 8, 2002