Form 10-Q
period 2002-03-31
CHELSEA PROPERTY GROUP INC
filed 2002-05-08
CIK 911215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___.

Commission File No. 1-12328

CHELSEA PROPERTY GROUP, INC.
(Exact name of registrant as specified in its charter)

Maryland State or other jurisdiction of incorporation or organization)	22-3251332 (I.R.S. Employer Identification No.)

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

The number of shares outstanding of the registrant's common stock, $0.01 par value was 18,929,608 at April 25, 2002.

Chelsea Property Group, Inc.

Index

Part I. Financial Information

Item 1. Financial Statements (Unaudited)	Page

Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	3

Condensed Consolidated Statements of Income for the three months ended March 31, 2002 and 2001	4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001	5

Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Part II. Other Information

Item 6.	Exhibits and Reports on Form 8-K	26

Signatures	27

Item 1. Financial Statements

Chelsea Property Group, Inc.
Condensed Consolidated Balance Sheets
(In thousands except per share data)

                                                                             March 31,          December 31,
                                                                               2002                2001
                                                                         ---------------     ----------------
                                                                         (Unaudited)
Assets:
Rental properties:
     Land...........................................................        $160,698            $160,458
     Depreciable property...........................................         970,971             967,448
                                                                         ---------------     ----------------
Total rental property...............................................       1,131,669           1,127,906
Accumulated depreciation............................................        (228,983)           (217,462)
                                                                         ---------------     ----------------
Rental properties, net..............................................         902,686             910,444
Cash and cash equivalents...........................................          19,566              24,604
Restricted cash-escrows.............................................           3,274               3,347
Investments in unconsolidated affiliates............................          94,199              93,689
Notes receivable-related parties....................................           2,656               3,281
Deferred costs, net.................................................          23,698              22,534
Other assets........................................................          34,994              41,409
                                                                         ---------------     ----------------
Total assets........................................................      $1,081,073           $1,099,308
                                                                         ===============     ================

Liabilities and stockholders' equity:
Liabilities:
     Unsecured bank debt............................................          $5,035              $5,035
     Unsecured notes................................................         373,349             373,294
     Mortgage debt..................................................         169,870             170,209
     Construction payables..........................................           8,020               8,001
     Accounts payable and accrued expenses..........................          21,250              47,039
     Accrued dividend and distribution payable......................          19,084               3,851
     Other liabilities..............................................          16,259              16,817
                                                                         ---------------     ----------------
Total liabilities...................................................         612,867             624,246

Commitments and contingencies

Minority interest...................................................         115,181             115,639

Stockholders' equity:

   8.375% series A cumulative redeemable preferred stock, $0.01 par value, authorized 5,000 shares, issued and outstanding 864 in 2002 and 1,000 in 2001 (aggregate liquidation preference
      $43,175 in 2002 and $50,000 in 2001) .........................               9                  10
   Common stock, $0.01 par value, authorized 50,000 shares,
      issued and outstanding 18,874 in 2002 and 18,770 in 2001......             190                 190
   Paid-in-capital..................................................         440,749             444,344
   Distributions in excess of net income ...........................         (85,543)            (82,142)
   Accumulated other comprehensive loss.............................          (2,380)             (2,979)
                                                                         ---------------     ----------------
Total stockholders' equity..........................................         353,025             359,423
                                                                         ---------------     ----------------
Total liabilities and stockholders' equity..........................      $1,081,073          $1,099,308
                                                                         ===============     ================

The accompanying notes are an integral part of the financial statements.

Chelsea Property Group, Inc.
Condensed Consolidated Statements of Income
for the Three Months Ended March 31, 2002 and 2001
(Unaudited)
(In thousands, except per share data)

                                                                              2002                 2001
                                                                        -----------------   -----------------
Revenues:
   Base rent........................................................        $38,509             $28,751
   Percentage rent..................................................          3,073               2,771
   Expense reimbursements...........................................         12,595              10,624
   Other income.....................................................          2,504               2,678
                                                                        -----------------   -----------------
Total revenues......................................................         56,681              44,824
                                                                        -----------------   -----------------

Expenses:
   Operating and maintenance........................................         16,204              12,118
   Depreciation and amortization....................................         12,941              11,559
   General and administrative.......................................          1,517               1,074
   Other............................................................          1,093                 790
                                                                        -----------------   -----------------
Total expenses......................................................         31,755              25,541
                                                                        -----------------   -----------------

Income before unconsolidated investments, interest expense and
   minority interest................................................         24,926              19,283

Income from unconsolidated investments..............................          3,770               3,270
Loss from Chelsea Interactive.......................................         (2,700)             (1,198)
Interest expense....................................................         (9,750)             (8,615)
                                                                        -----------------   -----------------

Income before minority interest.....................................         16,246              12,740

Minority interest...................................................         (3,455)             (3,187)
                                                                        -----------------   -----------------

Net income..........................................................         12,791              9,553

Preferred dividend requirement......................................           (904)            (1,047)
                                                                        -----------------   -----------------

Net income available to common shareholders.........................        $11,887             $8,506
                                                                        =================   =================

Earnings per share
Basic:
Net income per common share.........................................          $0.63              $0.53
                                                                        =================   =================

Weighted average common shares outstanding..........................         18,786              16,057
                                                                        =================   =================

Diluted:
Net income per common share.........................................          $0.61               $0.52
                                                                        =================   =================
Weighted average common shares outstanding..........................         19,388              16,453
                                                                        =================   =================

The accompanying notes are an integral part of the financial statements.

Chelsea Property Group, Inc.
Condensed Consolidated Statements of Cash Flows
for the Three Months Ended March 31, 2002 and 2001
(Unaudited)
(In thousands)

                                                                               2002                2001
                                                                           ---------------     -------------

   Cash flows from operating activities
   Net income.......................................................          $12,791             $9,553
   Adjustments to reconcile net income to net cash
      provided by operating activities:
     Depreciation and amortization..................................           12,941             11,559
     Equity-in-earnings of unconsolidated investments in
         excess of distributions received...........................            (348)             (1,186)
     Loss from Chelsea Interactive..................................           2,700               1,198
     Minority interest in net income................................           3,455               3,187
     Proceeds from non-compete receivable...........................           4,300               4,600
     Amortization of non-compete revenue............................          (1,284)             (1,284)
     Additions to deferred lease costs..............................             -                  (463)
     Other operating activities.....................................            (222)               (115)
     Changes in assets and liabilities:
        Straight-line rent receivable...............................            (522)               (380)
        Due from affiliates.........................................          (1,092)             (4,330)
        Other assets................................................           4,541               5,884
        Deferred incentive compensation.............................         (14,401)               -
        Accounts payable and accrued expenses.......................         (10,965)             (9,769)
                                                                         ---------------     -------------
   Net cash provided by operating activities........................          11,894              18,454
                                                                         ---------------     -------------

   Cash flows from investing activities
   Additions to rental properties...................................          (3,927)             (7,886)
   Additions to investments in unconsolidated affiliates............          (3,287)             (3,172)
   Distributions from investments in
         unconsolidated affiliates in excess of earnings............             805               3,893
   Additions to deferred development costs..........................          (2,276)               (250)
   Payments from related parties....................................           1,113               1,426
   Loans to related parties.........................................            (488)                 -
                                                                         ---------------     -------------
   Net cash used in investing activities............................          (8,060)             (5,989)
                                                                         ---------------     -------------

   Cash flows from financing activities
   Debt proceeds....................................................             159             157,313
   Repayment of debt................................................            (392)           (134,250)
   Net proceeds from sale of common stock...........................           2,835                 813
   Distributions....................................................          (4,973)             (5,025)
   Redemption of preferred stock....................................          (6,431)                -
   Additions to deferred financing costs............................             (70)             (1,536)
                                                                         ---------------     -------------
   Net cash (used in) provided by financing activities..............          (8,872)             17,315
                                                                         ---------------     -------------

   Net (decrease) increase in cash and cash equivalents.............          (5,038)             29,780
   Cash and cash equivalents, beginning of period...................          24,604              18,036
                                                                         ---------------     -------------
   Cash and cash equivalents, end of period.........................         $19,566             $47,816
                                                                         ===============     =============

 The accompanying notes are an integral part of the financial statements.

Chelsea Property Group, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Organization and Basis of Presentation

Organization

Chelsea Property Group, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT"). The Company is the managing general partner of CPG Partners, L.P., (the "Operating Partnership" or "OP"), an operating partnership that specializes in owning, developing, leasing, marketing and managing upscale and fashion-oriented manufacturers' outlet centers (the "Premium Portfolio") and 30 centers acquired on September 25, 2001, containing approximately 4.3 million square feet of gross leasable area ("Other Retail Centers"), (collectively the "Properties"). As of March 31, 2002, the Company wholly or partially owned 57 centers in 28 states and Japan containing approximately 12.6 million square feet of gross leasable area ("GLA"). The Company's Premium Portfolio included 27 properties containing 8.3 million square feet of GLA. These properties generally are located near metropolitan areas including New York City, Los Angeles, Boston, Washington, D.C., San Francisco, Sacramento, Cleveland, Atlanta, Dallas, Portland (Oregon), Tokyo and Osaka, Japan. Some Premium properties are also located within 20 miles of major tourist destinations including Palm Springs, the Napa Valley, Orlando, and Honolulu.

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

Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2002, using available market information and appropriate valuation methodologies. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since such date and current estimates of fair value may differ significantly from the amounts presented herein.

Common ownership of the OP as of March 31, 2002 was approximately as follows:

            Company                85.7%           18,874,000    units
            Unitholders            14.3%            3,150,000    units
                                -----------     ---------------
            Total                 100.0%           22,024,000

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS 121. The new standard became effective and was adopted by the Company on January 1, 2002. The adoption of this pronouncement did not have a material impact on the Company's results of operations or financial position.

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

2.   Investments in Affiliates

The OP holds interests in domestic and international joint ventures. Non-controlling investments are accounted for under the equity method. Income from unconsolidated investments and loss from Chelsea Interactive includes equity-in-earnings, management, advisory, license, leasing and guarantee fees earned from these affiliates.

As of March 31, 2002, the OP's interests included a 49% interest in F/C Acquisition Holdings, LLC ("F/C"), a 40% interest in Chelsea Japan Co., Ltd. ("Chelsea Japan"), a 50% interest in Orlando Premium Outlets with Simon Property Group, Inc. ("Simon") and minority interests in outlet centers and development projects in Europe operated by Value Retail PLC ("Value Retail"). The Company owns 100% of the non-voting preferred stock of Chelsea Interactive and 50% of the non-voting common stock representing 40% of the total common stock.

The following is a summary of investments in and amounts due from affiliates during the three months ended March 31, 2002 (in thousands):

                                          Chelsea                       Chelsea
                           F/C           Japan          Simon         Interactive      Other         Total
                           ----------    -----------    ----------    -------------    ----------    -----------

Balance 12/31/01.....      $36,118       $9,296         $9,723        $34,856          $3,696        $93,689
Additional
Investment...........           -           107            -            3,005            -             3,112
   Income (loss) from
   unconsolidated
    investments...           1,543          892          1,310         (2,700)             25          1,070
Distribution
    and fees.........       (1,670)        (569)          (250)            -              (50)        (2,539)
Advances (net)                (489)         626         (1,492)           222               -         (1,133)
                           ----------    -----------    ----------    -------------    ----------    -----------
Balance 3/31/02            $35,502       $10,352        $9,291        $35,383          $3,671        $94,199
                           ==========    ===========    ==========    =============    ==========    ===========

The Company's share of income (loss) before depreciation, depreciation expense and income (loss) from unconsolidated investments for the three months ended March 31, 2002 and 2001 are as follows (in thousands):

                                         2002                                              2001
                      ---------------------------------------------- ----------------------------------------------
                                                     Income (loss)                                   Income
                      Income (loss)                  from               Income (loss)                (loss) from
                      before                         Unconsol.          before                       Unconsol.
                      Depreciation      Depr.        Investments        Depreciation      Depr.      Investments
                      ----------------  ---------    ---------------    ---------------   --------   --------------
F/C................        $2,264          $721         $1,543             $2,141          $657         $1,484
Chelsea Japan......         1,291           399            892                871           253            618
Simon..............         1,833           523          1,310              1,683           570          1,113
Other..............            25             -             25                 55             -             55
                      ----------------  ---------    ---------------    ---------------   --------   --------------
   Total...........        $5,413        $1,643         $3,770             $4,750        $1,480         $3,270
                      ================  =========    ===============    ===============   ========   ==============
Chelsea
Interactive........       ($1,192)       $1,508        ($2,700)             ($618)         $580        ($1,198)
                      ================  =========    ===============    ===============   ========   ==============

Condensed financial information as of March 31, 2002 and December 31, 2001 and for the three month periods ended March 31, 2002 and 2001 for F/C, Chelsea Japan and Simon (which are included in "Retail") and Chelsea Interactive is as follows (in thousands):

                                                                                  Chelsea
                                                                    Retail      Interactive
                                                                -----------     -------------

Property, plant and equipment (net)
     March 31, 2002............................................   $358,045         $29,574
     December 31, 2001.........................................    355,427          29,923

Total assets
     March 31, 2002............................................    428,366          34,451
     December 31, 2001.........................................    409,944          34,963

Long term debt (1)
     March 31, 2002............................................    285,826               -
     December 31, 2001.........................................    282,057               -

Total liabilities
     March 31, 2002............................................    337,934           2,135
     December 31, 2001.........................................    321,854           2,665

Net income (loss)
     March 31, 2002............................................      4,992          (3,561)
     March 31, 2001............................................      4,095          (2,695)

Company's share of net income (loss)
     March 31, 2002............................................      2,395          (2,700)
     March 31, 2001............................................      1,970          (1,198)

Fee income
     March 31, 2002............................................      1,350               -
     March 31, 2001............................................      1,245               -

(1) Long-term debt includes $169.7 million in F/C, $59.4 million in Simon and $56.7 million in Chelsea Japan as of March 31, 2002 and $170.5 million in F/C, $58.5 million in Simon and $53.1 million in Chelsea Japan as of December 31, 2001.

3.   Non-Compete Agreement

The Company recognized income from its non-compete agreement with The Mills Corporation of $1.3 million during the three months ended March 31, 2002 and 2001. Such amounts are included in other income in the accompanying financial statements.

4.   Debt

Unsecured Bank Debt

The Company has a $160.0 million senior unsecured bank line of credit (the "Senior Credit Facility"). The Senior Credit Facility's expiration date has been extended through March 2004. The Company has an annual right to request a one-year extension of the Senior Credit Facility that may be granted at the option of the lenders. The Company has requested and the lenders are expected to extend the Senior Credit Facility until March 30, 2005. The Senior Credit Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (3.05% at March 31, 2002) or the prime rate, at the Company's option. The LIBOR rate spread ranges from 0.85% to 1.25% depending on the Company's Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. At March 31, 2002 the entire $160.0 million was available under the Senior Credit Facility.

The Company also has a $5.0 million term loan (the "Term Loan") that carries the same interest rate and maturity as the Senior Credit Facility.

Unsecured Notes

A summary of the terms of the unsecured notes outstanding as of March 31, 2002 and December 31, 2001, is as follows (in thousands):

                                                           March 31,          December 31,       Effective
                                                            2002                 2001             Yield (1)
                                                     -------------------- ------------------------------------------

8.375% Unsecured Notes due August 2005.............        $49,900              $49,892              8.44%
7.25% Unsecured Notes due October 2007.............        124,817              124,809              7.29%
8.625% Unsecured Notes due August 2009.............         49,925               49,923              8.66%
8.25% Unsecured Notes due February 2011............        148,707              148,670              8.40%
                                                     -------------------- ---------------------
   Total                                                  $373,349             $373,294
                                                     ==================== =====================
(1)	Including discount on the notes

Mortgage Debt

A summary of the terms of the mortgage debt outstanding as of March 31, 2002 and December 31, 2001 and the related interest rate and Net Book Value ("NBV") of the associated collateral as of March 31, 2002 are as follows (in thousands):

                               Notes to Condensed Consolidated Financial Statements
                                                    (Unaudited)

                            March 31,        December 31,
                               2002              2001              Due Date        Interest  Rate       NBV
                           -------------   -----------------   -----------------  -----------------   -----------
Construction Loan (1)        $29,691           $29,531            February 2003       3.29%            $46,218
Bank Mortgage Loan (2)        68,000            68,250               April 2010       7.26%             74,054
Mortgage Loan (3)             72,179            72,428            December 2012       7.67%             75,179
                           -------------   -----------------                                          -----------
                            $169,870          $170,209                                                 $195,451
                           =============   =================                                          ===========
(1)	In February 2000 Chelsea Allen entered into a $40.0 million Construction Loan used to fund the Allen Premium Outlets project. The Construction Loan bears interest equal to LIBOR plus 1.375% (3.29% at March 31, 2002) and is guaranteed by the Company and the OP.

(2)	In April 2000 Chelsea Financing entered into a $70.0 million Bank Mortgage Loan secured by its four properties. The Bank Mortgage Loan bears interest equal to LIBOR plus 1.50% (3.37% at March 31, 2002) or prime rate plus 1.0% and calls for quarterly principal amortization of $ 0.3 million through April 2005 and thereafter $0.5 million per quarter until maturity. In December 2000, the Company entered into an interest rate swap agreement effective January 2, 2001 to hedge against unfavorable fluctuations in LIBOR rates by fixing the interest rate at 7.26% until January 2006. As of March 31, 2002, the Company recognized interest expense of $0.7 million on the hedge that is included in interest expense in the accompanying financial statements.

(3)	The Mortgage Loan was assumed as part of a September 2001 acquisition. The stated interest rate of 9.1% was greater than that available to the Company in the public debt markets. Accordingly the Company recorded a $6.9 million debt premium that will be amortized over the period of the loan and which reduces the effective interest rate to 7.67%. The loan calls for fixed monthly debt service payments of $0.5 million for interest plus principal based on a 26-year amortization schedule. The Mortgage Loan matures in March 2028 but can be prepaid beginning December 2012. As of March 31 2002, the Company recognized $0.1 million in debt premium amortization that is included in interest expense in the accompanying financial statements.

Interest and loan costs of approximately $0.7 million and $0.6 million were capitalized as development costs during the three months ended March 31, 2002 and 2001 respectively.

5.   Financial Instruments: Derivatives and Hedging

The Company employs interest rate and foreign currency forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying hedged transaction affects net income, expires or is otherwise terminated or assigned.

At March 31, 2002 the Company's interest rate swap was reported at its fair value and classified as an other liability of $2.3 million. As of March 31, 2002, there were $2.3 million in deferred losses, and represented in accumulated other comprehensive loss, a shareholder's equity account, and minority interest. Within the next twelve months, the Company expects to reclassify to earnings approximately $0.6 million of the current balance held in accumulated other comprehensive loss and minority interest related to the interest rate swap.

At March 31, 2002 the Company's forward rate contracts were reportable at the market value as other assets of $0.01 million.

            Hedge Type           Notional Value       Rate        Maturity         Fair Value
            ----------           --------------       ----        --------         ----------

      Swap, Cash Flow            $68.0 million       5.7625%       1/1/06        ($2.3 million)
      Forward, Cash Flow       Yen 255 million      132 Yen/$      2002 (1)      $0.01 million

(1) Contract for 45 million Yen maturing April 2002 and contract for 210 million Yen maturing June 2002.

The notional value and fair value of the above hedges provide an indication of the extent of the Company's involvement in financial derivative instruments of March 31, 2002 but do not represent exposure to credit, interest rate, foreign exchange or market risk.

6.   Stockholders' Equity

Following is a statement of stockholders' equity for the three months ended March 31, 2002 (in thousands):

                                   Preferred     Common                  Distrib. in        Accum.        Total
                                   Stock At     Stock At    Paid-in-      Excess of   Other Comp.     Stockholders'
                                   Par Value   Par Value     Capital         Net      (Loss) Income       Equity
                                  ------------------------------------- -------------------------------------------------

Balance December 31, 2001......       $10        $190      $444,344      ($82,142)       ($2,979)        $359,423

Net income.....................        -           -            -          12,791            -             12,791
Other comprehensive loss
     Foreign currency
     translation...............        -           -            -             -              (51)             (51)
     Interest rate swap........        -           -            -             -              650              650
                                                                                                        -----------------
Total comprehensive income.....                                                                            13,390
                                                                                                        -----------------

Preferred dividend.............        -           -            -            (904)                           (904)
Redemption of preferred
     stock (net of costs)......        (1)         -         (6,430)          -               -            (6,431)
Cash distributions declared
     ($0.81 per common share)..        -           -            -         (15,288)                        (15,288)
Exercise of stock options......        -           -          2,804           -                             2,804
Shares issued through
     Employee Stock
     Purchase Plan
     (net of costs)............        -           -             31           -               -                31
                                  ---------- ----------- -------------- -------------- -------------- -------------------
Balance March 31, 2002                 $9        $190      $440,749      ($85,543)        ($2,380)        $353,025
                                  ========== =========== ============== ============== ============== ===================

On May 1, 2002, the Company declared a 2-for-1 stock split of the Company's common shares. The stock dividend is payable May 28, 2002 to shareholders of record on May 14, 2002.

The following condensed pro forma information assumes the stock split had occurred on January 1, 2001:

(In thousands, except per share amounts)                                 2002                       2001
                                                                 ---------------------     ----------------------
Numerator
Numerator for basic and diluted earnings per share - net
income available to common shareholders                                        $11,887                  $8,506

Denominator
Denominator for basic earnings per share-
   Weighted average shares                                           18,786                    16,057
   Increase in shares due to effect of 2-for-1 stock split           18,786                    16,057
                                                                  ----------                ----------
   Pro forma denominator for basic earnings per share                           37,572                  32,114

Effect of diluted securities:
  Stock options                                                         602                       396
  Increase in shares due to effect of 2-for-1 stock split               602                       396
                                                                  ----------                ----------
  Pro forma effect of dilutive securities                                        1,024                     792

Denominator for diluted earnings per share-
  Adjusted weighted average shares assumed conversions               19,388                    16,453
  Increase in shares due to effect of 2-for-1 stock split            19,388                    16,453
                                                                  ----------                ----------
  Pro forma denominator for diluted earnings per share                          38,778                  32,906

Proforma per share amounts:
  Net income - basic                                                             $0.32                   $0.26
  Net income - diluted                                                           $0.31                   $0.26
  Distributions declared                                                        $0.405                   $0.39

On February 15, 2002, the Company redeemed and retired 136,500 shares of Preferred Stock at a net price of $47 per share.

7.   Dividends

On March 14, 2002, the Board of Directors of the Company declared a $0.81 per share dividend to shareholders of record on March 28, 2002. The dividend, totaling $15.3 million, was paid on April 15, 2002. The OP simultaneously paid a $0.81 per unit cash distribution, totaling $2.5 million, to its minority unitholders.

8.   Income Taxes

At March 31, 2002, the Company was in compliance with all REIT requirements under Section 856(c) of the Internal Revenue code of 1986, as amended, and as such, was not subject to federal income taxes.

9.   Net Income Per Common Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock of 0.6 million in 2002 and 0.4 million in 2001.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                                       Three months ended
                                                                          March 31,
   (In thousands, except per share amounts)                         2002              2001
                                                                -------------     ------------
   Numerator
   Numerator for basic and diluted earnings per share -
   net income available to common shareholders.............       $11,887            $8,506

   Denominator
   Denominator for basic earnings per share - weighted
   average shares..........................................        18,786            16,057
   Effect of diluted securities:
      Stock options........................................           602              396
   Denominator  for diluted  earnings  per share - adjusted
   weighted average share and assumed
   conversions.............................................        19,388           16,453

   Per share amounts:

      Net income - basic...................................         $0.63            $0.53
      Net income - diluted.................................         $0.61            $0.52

10.   Commitments and Contingencies

Orlando Premium Outlets has a $59.4 million construction facility (maximum commitment $62.0 million) that was to mature in February 2002 and which was extended to August 2002. The loan has three additional six-month extension options. The loan bears interest at LIBOR plus 1.30% (3.24% at March 31, 2002) and as of March 31, 2002 was 10% guaranteed by each of the Company and Simon. Changes in debt service coverage ratio provide for a guarantee ranging from 10% to 25% per guarantor and a LIBOR interest rate spread ranging from 130 to 150 basis points.

In October 1999, an equity investee of the Company entered into a 4 billion yen (approximately US $30.1 million) line of credit guaranteed by the Company and OP to fund its share of Chelsea Japan's construction costs. The line of credit bears interest at yen LIBOR plus 1.35% (1.475% at March 31, 2002) was originally due April 2002 and had two one-year extensions. The line has been extended through April 2003. At March 31, 2002, 1.08 billion yen (approximately US $8.1 million) was outstanding under the loan. In March 2000, Chelsea Japan entered into a 3.8 billion yen (approximately US $28.6 million) loan with a Japanese bank to fund construction costs. The loan matures in 2015 and as of March 31, 2002 the entire facility was outstanding and bears interest at 2.20%. On March 29, 2002, Chelsea Japan entered into a 600 million yen (approximately US $4.5 million) loan with a Japanese bank to fund the construction of the second phase of Rinku. The loan matures in 2015 and as of March 31, 2002 the entire facility was outstanding and bears interest at 1.5%. Both loans are secured by the two operating properties and are 40% guaranteed by the Company.

The Company has agreed under a standby facility to provide up to $22.0 million in limited debt service guarantees for loans provided to Value Retail PLC and affiliates, to construct outlet centers in Europe. The term of the standby facility expired in November 2001 and guarantees shall not be outstanding for longer than five years after project completion. As of March 31, 2002, the Company had provided limited debt service guarantees of approximately $16.7 million to Value Retail PLC. In October 2001, the guarantee limit was increased to $24.1 million until April 2002 at which time it will revert to $22.0 million. The Company received $2.1 million collateral for this short-term increase that will revert back to Value Retail in May 2002. Such escrow is included in restricted cash-escrows and other liabilities in the accompanying financial statements.

The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business. Management believes the cost incurred by the Company related to any of its litigation will not be material and have been adequately provided for in the consolidated financial statements.

11.   Related Party Information

In 1999, the OP established a $6.0 million secured loan facility that will expire on June 2004 for the benefit of certain unitholders. Each unit holder borrower will issue a note that is secured by OP units, bears interest at a rate of LIBOR plus 200 basis points per annum, payable quarterly and is due by the facility expiration date. At December 31, 2001, loans made to two unitholders, who are also affiliates of management of the Company, totaled $3.2 million. During the three months ended March 31, 2002, the Company received a $0.5 million pay off of one loan and a $0.6 million pay down on the other loan outstanding. On March 25, 2002, the Company advanced $0.5 million to another unitholder. The carrying value of such loans approximated fair value at March 31, 2002.

12.   Segment Information

The Company is principally engaged in the development, ownership, acquisition and operation of manufacturers' outlet centers and has determined that under SFAS No.131 "Disclosures About Segments of an Enterprise and Related Information" it has three reportable retail real estate segments: premium domestic, other domestic and international. The Company evaluates real estate performance and allocates resources based on Net Operating Income ("NOI") defined as total revenue less operating and maintenance expense. The primary sources of revenue are generated from tenant base rents, percentage rents and reimbursement revenue. Operating expenses primarily consist of common area maintenance, real estate taxes and promotional expenses. The retail real estate business segments meet the quantitative threshold for determining reportable segments.

                                     Notes to Condensed Consolidated Financial Statements
                                                          (Unaudited)

    Unaudited                           Premium        Other
(in thousands)                          Domestic      Domestic          International        Other          Total
------------------------------------- ------------- ---------------- -------------------- ------------- --------------
                                                          (1)                (2)              (3)
Total revenues
  Three months ended:
        March 31, 2002.............      $44,075         $11,229             $       -         $1,377       $56,681
        March 31, 2001.............       42,940                                     -          1,884        44,824

Interest income
  Three months ended:
        March 31, 2002.............          283              24                     -             93           400
        March 31, 2001.............            -               -                     -            799           799

Income from unconsolidated
      investments .................
  Three months ended:
        March 31, 2002.............        2,853               -                   917        (2,700)         1,070
        March 31, 2001.............        2,597               -                   673        (1,198)         2,072

NOI
  Three months ended:
        March 31, 2002.............       36,586           4,930                 1,703          (744)        42,475
        March 31, 2001.............       35,034               -                 1,206          (441)        35,799

Fixed asset additions
  Three months ended:
        March 31, 2002.............        3,192             275                     -            460         3,927
        March 31, 2001.............        7,513               -                     -            373         7,886

Total assets
    March 31, 2002.................      847,885         192,911                16,122         24,155     1,081,073
    December 31, 2001..............      866,738         194,406                15,092         23,072     1,099,308
(1)	Approximately 25% of the GLA is occupied by and approximately 16% of annualized revenue is derived from one tenant.

(2)	Principally comprised of the Company's interest in Chelsea Japan.

(3)	Includes Corporate overhead and assets and results from Chelsea Interactive.

Following is a reconciliation of net operating income to net income for the three months ended March 31, 2002 and 2001 (in thousands):

                                                                            Three months ended
                                                                                 March 31,
                                                                              2002             2001
                                                                       ---------------   --------------
Segment NOI......................................................           $42,475          $35,799
Interest expense - consolidated..................................           (9,750)          (8,615)
Interest expense - unconsolidated investments....................             (128)            (702)
Depreciation and amortization expense - consolidated.............          (12,941)         (11,559)
Depreciation and amortization
            expense - unconsolidated investments.................           (1,643)          (1,480)
Depreciation and amortization
             expense - Chelsea Interactive.......................           (1,508)            (580)
Income tax - unconsolidated investments..........................             (259)            (123)
Minority interest................................................           (3,455)          (3,187)
                                                                       ---------------   --------------
Net income.......................................................           $12,791           $9,553
                                                                       ===============   ==============

13.   Subsequent Events

On April 1, 2002, the OP acquired Simon's 50% ownership in Orlando Premium Outlets for $46.6 million in cash and assumed Simon's $29.7 million pro-rata share of existing mortgage debt and Simon's pro-rata guarantee related to this loan. After the acquisition, the OP wholly owns the 430,000 square foot center located in Orlando, Florida.

On April 1, 2002, the OP acquired a 305,000 square foot center located in Edinburgh, Indiana for $27.0 million in cash.

Chelsea Property Group, Inc.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in connection with the accompanying unaudited condensed consolidated financial statements and notes thereto. These financial statements include all adjustments, which in the opinion of management are necessary to reflect a fair statement of results for all interim periods presented, and all such adjustments are of a normal reccurring nature.

General Overview

From April 1, 2001 to March 31, 2002, the Company grew by increasing rents at its operating centers, expanding two centers and acquiring 31 retail centers. Increasing rents at operating centers resulted in base rent growth of $1.0 million. The expansion of one wholly-owned center increased base rent by $0.4 million. The acquisition of 31 retail centers increased base rent by $8.4 million. Income from unconsolidated investments increased by $0.5 million during the quarter ended March 31, 2002 as a result of higher earnings, increased fees and the opening of the expansion of Rinku Premium Outlets during March 2002.

The Company operated GLA of 12.6 million square feet at March 31, 2002 compared to 8.2 million square feet of GLA at March 31, 2001. The Company's Premium Portfolio consisted of 27 wholly or partially owned centers containing 8.3 million and 8.2 million square feet of GLA at March 31, 2002 and 2001 respectively. Additionally, at March 31, 2002, the Company wholly-owned 30 Other Retail Centers containing 4.3 million square feet of GLA.

Net GLA added since April 1, 2001 is detailed as follows:

                                                                12 months         3 months          9 months
                                                                  ended             ended             ended
                                                                 March 31,         March 31,        December 31,
                                                                  2002               2002              2001
                                                              ---------------     -------------    ---------------
Changes in GLA (sf in 000's):

Centers expanded:
     Allen Premium Outlets.............................             119                 -                119
     Rinku Premium Outlet (40% owned) .................              70                70                  -
     Other.............................................              (8)               (5)                (3)
                                                              ---------------     -------------    ---------------

Total centers expanded.................................             181                65                116

Centers acquired:
     Kittery Premium Outlets II (1)....................              21                 -                 21
     Other Retail Centers (1)..........................           4,279                 -              4,279
                                                              ---------------     -------------    ---------------

Total centers acquired.................................           4,300                                4,300

Center sold:
     Mammoth Premium Outlets...........................             (35)                 -               (35)
                                                              ---------------     -------------    ---------------

Net GLA added during the period........................           4,446                65              4,381

GLA at end of period...................................          12,639            12,639             12,574
(1)	Acquired on September 25, 2001.

Results of Operations

Comparison of the three months ended March 31, 2002 to the three months ended March 31, 2001.

Income before minority interest, increased $3.5 million, or 27.5%, to $16.2 million for three months ended March 31, 2002, from $12.7 million for the three months ended March 31, 2001. This increase was primarily the result of the acquisition of the 31 retail centers on September 25, 2001, higher rents on releasing and renewals during 2002 and income from unconsolidated investments partially offset by increased losses from Chelsea Interactive.

Base rentals increased $9.7 million, or 33.9%, to $38.5 million for the three months ended March 31, 2002, from $28.8 million for the three months ended March 31, 2001 due to the acquisition of the 31 retail centers in September 2001, higher average rents on releasing and renewals and the expansion of a center in late 2001.

Percentage rents increased $0.3 million, or 10.9%, to $3.1 million for the three months ended March 31, 2002, from $2.8 million for the three months ended March 31, 2001 primarily due to higher tenant sales and the acquisition of the 31 retail centers in September 2001.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $2.0 million, or 18.6%, to $12.6 million for the three months ended March 31, 2002, from $10.6 million for the three months ended March 31, 2001, due to the recovery of operating and maintenance costs from increased GLA. Excluding the 31 retail centers acquired in September 2001, the average recovery of reimbursable expenses for the wholly-owned Premium Portfolio was 87% for the three months ended March 31, 2002 compared to 88% for the three months ended March 31, 2001. The average recovery of reimbursable expense for the Other Retail Centers was 52% for the three months ended March 31, 2002.

Other income decreased $0.2 million to $2.5 million for the three months ended March 31, 2002, from $2.7 million for the three months ended March 31, 2001 primarily due to decreased interest income partially offset by an increase in ancillary operating income.

Operating and maintenance expenses increased $4.1 million, or 33.7%, to $16.2 million for the three months ended March 31, 2002, from $12.1 million for the three months ended March 31, 2001. The increase was primarily due to costs related to increased GLA and the acquisition of the 31 new retail centers.

Depreciation and amortization expense increased $1.3 million to $12.9 million for the three months ended March 31, 2002, from $11.6 million for the three months ended March 31, 2001. The increase was due to depreciation of the acquisition of the 31 retail centers and increased GLA.

General and administrative expense increased $0.4 million to $1.5 million for the three months ended March 31, 2002, from $1.1 million for the three months ended March 31, 2001, primarily due to increased salaries and headcount.

Other expenses increased $0.3 million to $1.1 million for the three months ended March 31, 2002, from $0.8 million for the three months ended March 31, 2001 due to ground lease expenses assumed with the acquisition of the 31 retail centers and increased bad debt and legal expenses.

Income from unconsolidated investments increased $0.5 million to $3.8 million for the three months ended March 31, 2002, from $3.3 million for the three months ended March 31, 2001 due to increased earnings from Orlando and Chelsea Japan including a one time leasing fee of $0.2 million from Rinku phase two.

The loss from Chelsea Interactive increased $1.5 million to $2.7 million for the three months ended March 31, 2002, from $1.2 million for the three months ended March 31, 2001. The increase was due to increased payroll, general and administrative and depreciation and amortization expense.

Interest increased $1.2 million to $9.8 million for the three months ended March 31, 2002, from $8.6 million for the three months ended March 31, 2001, due to higher debt balances from acquisitions.

Liquidity and Capital Resources

The Company believes it has adequate financial resources to fund operating expenses, distributions, and planned development, construction and acquisition activities over the short term, which is less than 12 months and the long term, which is 12 months or more. Operating cash flow in 2001 of $121.7 million is expected to increase with a full year of operations of the 4.4 million square feet of GLA added during 2001 and scheduled openings of approximately 127,000 square feet of GLA in 2002. As of March 31, 2002, the Company had adequate funding sources to complete and open all development projects, including those of its e-commerce affiliate, Chelsea Interactive. This will be accomplished with available cash of $19.6 million and $160 million available under the Senior Credit Facility. The Company also has the ability to access the public markets through its $450 million debt shelf registration and its $185 million equity shelf registration.

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

Common distributions declared and recorded during the three months ended March 31, 2002 were $17.8 million, or $0.81 per share or unit. The Company's dividend payout ratio as a percentage of net income before minority interest, depreciation and amortization (exclusive of amortization of deferred financing costs ("FFO")) was 63.9% for the three months ended March 31, 2002. The Senior Credit Facility limits aggregate dividends and distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

The OP has a $160 million senior unsecured bank line of credit (the "Senior Credit Facility") and has an annual right to request a one-year extension that may be granted at the option of the lenders. The Senior Credit Facility was extended until March 30, 2004. The Company has requested and the lenders are expected to extend the Senior Credit Facility until March 30, 2005. The Senior Credit Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (3.05% at March 31, 2002) or the prime rate, at the Company's option. The LIBOR rate spread ranges from 0.85% to 1.25% depending on the Company's Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. At March 31, 2002, the entire $160 million of the Senior Credit Facility was available.

On April 1, 2002, the OP acquired a 305,000 square foot center located in Edinburgh, Indiana for $27.0 million in cash. The center is located 40 miles south of downtown Indianapolis and was 98% leased at the acquisition date. The Company funded the transaction from available cash and the Senior Credit Facility.

Also on April 1, 2002, the OP became the 100% owner of the Orlando Premium Outlets by acquiring Simon's 50% ownership interest for $46.6 million in cash and the assumption of $29.7 million of existing mortgage debt. The cash portion of the transaction was funded by borrowing from the Senior Credit Facility. Following these transactions, the Company had borrowings of $63.0 million outstanding and $97.0 million available on its Senior Credit Facility.

In February 2002 the Company redeemed and retired 136,500 shares of 8.375% Series A Cumulative Redeemable Preferred Stock at $47 per share using available cash of $6.4 million.

Development activity for real estate operations as of March 31, 2002 includes additional phases of three existing centers, totaling 57,000 square feet scheduled to open in mid-2002. The Company is also in the predevelopment stage of domestic projects outside Las Vegas, NV scheduled to open in the fall of 2003; followed by Chicago, IL and Seattle, WA scheduled to open in 2004; and an international project north of Tokyo in Sano scheduled to open in mid-2003. These projects are under development and there can be no assurance that they will be completed or opened, or that there will not be delays in opening or completion. All current development activity will be financed either through project specific secured construction financing, the yen denominated line of credit, available cash or through the Senior Credit Facility. The Company will seek to obtain permanent financing once the projects are completed and income has been stabilized.

The Company has minority interests ranging from 5% to 15% in several outlet centers and outlet development projects in Europe. Five outlet centers, containing approximately 900,000 square feet of GLA, including Bicester Village outside of London, England, La Roca Company Stores outside of Barcelona, Spain, Las Rozas Village outside Madrid, Spain, La Vallee near Disneyland Paris and Maasmechelen Village in Belgium are currently open and operated by Value Retail PLC and its affiliates. There was additional new center developments planned and one new European project is under construction and expected to open in Spring 2003. The Company's total investment in Europe as of March 31, 2002 was $3.7 million. The Company has also agreed to provide up to $24.1 million in limited debt service guarantees under a standby facility for loans arranged by Value Retail PLC, to construct outlet centers in Europe. The term of the standby facility for new guarantees expired in November 2001 and these guarantees shall not be outstanding for longer than five years after project completion. In October 2001 the guarantee was increased to $24.1 million from $22.0 million until April 2002. The Company received $2.1 million in restricted cash collateral for this short-term increase, which will revert back to Value Retail in May 2002.

Orlando Premium Outlets has a $59.4 million construction facility (maximum commitment $62.0 million) that was to mature in February 2002 and which was extended to August 2002. The loan has three additional six-month extension options. The loan bears interest at LIBOR plus 1.30% (3.24% at March 31, 2002) and as of March 31, 2002 was 10% guaranteed by each of the Company and Simon. Changes in debt service coverage ratio provide for a guarantee ranging from 10% to 25% per guarantor and a LIBOR interest rate spread ranging from 130 to 150 basis points. As of April 1, 2002, concurrent with the OP's acquisition of Simon's 50% interest in Orlando Premium Outlets, the OP guarantees 10% of this loan.

In June 1999, the Company entered into an agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan. The joint venture is known as Chelsea Japan Co., Ltd. ("Chelsea Japan"). In conjunction with the agreement, the Company contributed $1.7 million in equity. In addition, an equity investee of the Company entered into a 4 billion yen (approximately US $30.1 million) line of credit guaranteed by the Company and OP to fund its share of construction costs. The line of credit bears interest at yen LIBOR plus 1.35% (1.475% at March 31, 2002) and matures April 2002 and has two one-year extensions. At March 31, 2002, 1.08 billion yen (approximately US $8.1 million) was outstanding under the line of credit. In March 2000, Chelsea Japan entered into a 3.8 billion yen (approximately US $28.6 million) loan with a Japanese bank to fund construction costs. The loan matures in 2012 and as of March 31, 2002, the entire facility was outstanding and bears interest at 2.20%. On March 29, 2002 Chelsea Japan entered into a 600 million yen (approximately US $4.5 million) loan with a Japanese bank to fund construction on the second phase of Rinku. The loan matures in 2015 and as of March 31, 2002, the entire facility is outstanding and bears interest at 1.5%. Both loans are secured by the two operating properties and are 40% guaranteed by the Company. Subject to governmental and other approvals, Chelsea Japan expects to announce additional projects during 2002. Funding for such construction is anticipated to be through partner loans or a loan with a Japanese bank.

In July 2000, the Company developed an e-commerce venture through its affiliate, Chelsea Interactive. The Company's funding to this venture was $45.8 million as of March 31, 2002. The Board of Directors has approved funding up to $60.0 million. The Company anticipates funding the balance of development costs during the next twenty-four months; however there can be no assurance that future revenue will be adequate to recover the Company's investment.

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

Net cash provided by operating activities decreased $6.6 million for the three months ended March 31, 2002 compared to the corresponding 2001 period. The decrease was primarily due to the payout of the deferred incentive compensation in March 2002, partially offset by the increased operating cash flow generated from the growth of the Company's GLA. Net cash used in investing activities increased $2.1 million for the three months ended March 31, 2002 compared to the corresponding 2001 period as a result of increased development costs and reduced distributions from investments in unconsolidated affiliates in excess of earnings offset by decreased rental properties additions. Net cash used in financing activities increased by $26.2 million compared to the corresponding period in 2001 as a result of reduced net debt borrowings and the redemption and retirement of the Company's preferred stock, offset by increased sales of the Company's common stock.

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

                                                                                          Three Months
                                                                                             Ended
                                                                                            March 31,
                                                                                        2002         2001
                                                                                   -------------  --------------

   Income available to common shareholders..........................                      $11,887     $8,506
   Add/(deduct):
   Depreciation and amortization-wholly-owned.......................                       12,941     11,559
   Depreciation and amortization-joint ventures.....................                        1,643      1,480
   Amortization of deferred financing costs and
    depreciation of non-rental real estate assets...................                         (552)      (408)
   Minority interest................................................                        3,455      3,187
   Preferred unit distribution......................................                       (1,462)    (1,462)
                                                                                  ----------------  --------------
   FFO..............................................................                      $27,912   $ 22,862
                                                                                  ================  ==============
   Average shares/units outstanding.................................                       22,538     19,709
   Dividends declared per share.....................................                        $0.81      $0.78

Recent Accounting Pronouncements

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS 121. The new standard became effective and was adapted by the Company on January 1, 2002. The adoption of this pronouncement has not had a material impact on the Company's results of operations or financial position.

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

At March 31, 2002 a hypothetical 100 basis point adverse move (increase) in U.S. Treasury and LIBOR rates applied to unhedged debt would adversely affect the Company's annual interest cost by approximately $0.3 million annually.

Following is a summary of the Company's debt obligations at March 31, 2002 (in thousands):

                                         Expected Maturity Date
                          2002     2003     2004    2005        2006    Thereafter          Total    Fair Value
                       -------- -------- -------- ---------- -------- ------------- -------------- -------------
Fixed Rate Debt             -        -        -   $ 49,900        -     $ 395,628      $ 445,528     $ 459,721
Average Interest Rate       -        -        -      8.38%        -         7.88%          7.93%
Variable Rate Debt          -  $29,691   $5,035          -        -       $68,000      $ 102,726     $ 102,726
Average Interest Rate       -    3.29%    3.05%          -        -         5.56%          4.78%

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

None.

Chelsea Property Group, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHELSEA PROPERTY GROUP, INC. By: /s/ Michael J. Clarke Michael J. Clarke Chief Financial Officer

Date: May 7, 2002