Form 10-Q
period 2002-06-30
CHELSEA PROPERTY GROUP INC
filed 2002-08-14
CIK 911215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________.

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

The number of shares outstanding of the registrant's common stock, $0.01 par value was 37,948,149 at August 5, 2002.

Chelsea Property Group, Inc.

Index

Part I. Financial Information

Page

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	3

Condensed Consolidated Statements of Income for the three and six months ended June 30, 2002 and 2001	4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001	5

Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders Item 6. Exhibits and Reports on Form 8-K Signatures	29 29 30

Item 1. Financial Statements

Chelsea Property Group, Inc.
Condensed Consolidated Balance Sheets
(In thousands except per share data)

                                                                    June 30,           December 31,
                                                                      2002                 2001
                                                                   ----------          -----------
                                                                  (Unaudited)
Assets:

Rental properties:
     Land..................................................          $182,924            $160,458
     Depreciable property..................................         1,090,135             967,448
                                                               --------------       -------------
Total rental property......................................         1,273,059           1,127,906
Accumulated depreciation...................................          (247,588)           (217,462)
                                                               --------------       -------------
Rental properties, net.....................................         1,025,471             910,444
Cash and cash equivalents..................................            41,857              24,604
Restricted cash-escrows....................................             1,876               3,347
Investments in unconsolidated affiliates...................           102,069              93,689
Notes receivable-related parties...........................             2,727               3,281
Deferred costs, net........................................            21,693              22,534
Other assets...............................................            44,018              41,409
                                                               --------------       -------------
Total assets...............................................        $1,239,711          $1,099,308
                                                               ==============       =============

Liabilities and stockholders' equity:
Liabilities:
     Unsecured bank debt..................................            $83,035              $5,035
     Unsecured notes......................................            472,571             373,294
     Mortgage debt........................................            139,706             170,209
     Construction payables................................              8,156               8,001
     Accounts payable and accrued expenses................             38,542              47,039
     Accrued dividend and distribution payable............             22,638               3,851
     Other liabilities....................................             14,679              16,817
                                                               --------------       -------------
Total liabilities.........................................            779,327             624,246

Commitments and contingencies

Minority interest..........................................           113,923             115,639

Stockholders' equity:
    8.375% series A cumulative redeemable preferred stock, $0.01 par value, authorized 5,000 shares, issued and outstanding
      811 in 2002 and 1,000 in 2001 (aggregate liquidation
      preference of $40,529 in 2002 and $50,000 in 2001) ........           8                  10
     Common stock, $0.01 par value, authorized 50,000 shares,
      issued and outstanding 37,946 in 2002 and 37,540 in 2001...         380                 380
     Paid-in-capital.............................................     440,846             444,154
     Officer loan................................................        (488)                -
     Distributions in excess of net income ......................     (90,539)            (82,142)
     Accumulated other comprehensive loss........................      (3,746)             (2,979)
                                                                 --------------     --------------
Total stockholders' equity.......................................     346,461             359,423
                                                                 --------------     --------------
Total liabilities and stockholders' equity.......................  $1,239,711          $1,099,308
                                                                 ===============     =============

The accompanying notes are an integral part of the financial statements.

Chelsea Property Group, Inc.
Condensed Consolidated Statements of Income
for the Three and Six Months Ended June 30, 2002 and 2001
(Unaudited)
(In thousands, except per share data)

                                                          Three Months                 Six Months
                                                          Ended June 30,               Ended June 30,
                                                           2002          2001          2002          2001
                                                       ------------- ----------------------------------------
Revenues:

   Base rent........................................       $43,299       $28,651       $81,808       $57,402
   Percentage rent..................................         4,477         3,029         7,550         5,800
   Expense reimbursements...........................        14,542        11,797        27,137        22,421
   Other income.....................................         2,712         2,820         5,216         5,498
                                                       -------------  -------------  -----------  -----------
   Total revenues...................................        65,030        46,297       121,711        91,121
                                                       -------------  -------------  -----------  -----------

Expenses:
   Operating and maintenance........................        18,186        12,608        34,390        24,726
   Depreciation and amortization....................        14,243        11,746        27,184        23,305
   General and administrative.......................         1,921         1,348         3,438         2,431
   Other............................................         1,101           458         2,194         1,240
                                                       ------------   ------------   -----------  -----------
Total expenses......................................        35,451        26,160        67,206        51,702
                                                       -------------  -------------   ----------  -----------

Income before unconsolidated investments, interest
expense and minority interest.......................        29,579        20,137        54,505        39,419

Income from unconsolidated investments..............         2,982         3,285         6,752         6,556
Loss from Chelsea Interactive.......................        (3,776)         (772)       (6,476)       (1,970)
Interest expense....................................       (10,843)       (8,820)      (20,593)      (17,435)
                                                       ------------- -------------  --------------  ---------

Income before minority interest.....................        17,942        13,830        34,188        26,570

Minority interest...................................        (3,685)       (3,309)       (7,140)       (6,496)
                                                       ------------- -------------  --------------  ---------

Net income..........................................        14,257        10,521        27,048        20,074

Preferred dividend..................................          (849)       (1,047)       (1,753)       (2,094)
                                                       ------------- -------------  --------------  ---------

Net income available to common shareholders.........       $13,408        $9,474       $25,295       $17,980
                                                       ============= =============  ==============  =========

Basic:
Net income per common share.........................         $0.35         $0.29         $0.67         $0.56
                                                       ============= ============   ==============   ========
Weighted average common shares outstanding..........        37,877        32,360        37,725        32,238
                                                       ============= ============   ==============   ========

Diluted:
Net income per common share.........................         $0.34         $0.28         $0.65         $0.54
                                                       ============= ============   ==============   ========

Weighted average common shares outstanding..........        39,375        33,376        39,076        33,142
                                                       ============= ============   ==============   ========

The accompanying notes are an integral part of the financial statements.

Chelsea Property Group, Inc.
Condensed Consolidated Statements of Cash Flows
for the Six Months Ended June 30, 2002 and 2001
(Unaudited)
(In thousands)

                                                                      2002         2001
                                                                    -----------  ----------

   Cash flows from operating activities
   Net income......................................................   $27,048      $20,074
   Adjustments to reconcile net income to net cash
      provided by operating activities:
     Depreciation and amortization.................................    27,184       23,305
     Equity-in-earnings of unconsolidated investments in
         excess of distributions received..........................      (974)        (939)
     Loss from Chelsea Interactive.................................     6,476        1,970
     Minority interest in net income...............................     7,140        6,496
     Proceeds from non-compete receivable..........................     4,300        4,600
     Amortization of non-compete revenue...........................    (2,568)      (2,568)
     Additions to deferred lease costs.............................      (228)        (417)
     Other operating activities....................................      (446)        (232)
     Changes in assets and liabilities:
        Straight-line rent receivable..............................    (1,448)        (647)
        Due from affiliates........................................    (1,617)        (277)
         Other assets..............................................     6,511        5,469
           Deferred incentive compensation payout..................   (14,401)          -
         Accounts payable and accrued expenses.....................    (4,482)      (1,585)
                                                                      ----------   --------
   Net cash provided by operating activities.......................    52,495       55,249
                                                                      ----------   --------

   Cash flows from investing activities
   Additions to rental properties..................................   (76,955)     (13,937)
   Proceeds from sale of centers...................................     4,224          -
   Additions to investments in unconsolidated affiliates...........   (18,501)     (15,818)
   Additions to other assets.......................................       -         (5,000)
   Distributions from investments in
         unconsolidated affiliates in excess of earnings...........       337        4,360
   Additions to deferred development costs.........................    (2,844)      (2,067)
   Payments from related parties...................................     1,104        1,726
   Loans to related parties........................................      (550)         -
                                                                      ----------   ---------
   Net cash used in investing activities...........................   (93,185)     (30,736)
                                                                      ----------   ---------

   Cash flows from financing activities
   Debt proceeds...................................................   177,324      157,664
   Repayment of debt...............................................   (89,806)    (134,500)
   Net proceeds from sale of common stock..........................     5,001        1,217
   Distributions...................................................   (25,177)     (22,612)
   Redemption of preferred stock...................................    (9,010)         -
   Additions to deferred financing costs...........................      (389)      (1,969)
                                                                      ----------  ---------
   Net cash provided by (used in) financing activities.............    57,943         (200)
                                                                      ----------  ---------

   Net increase in cash and cash equivalents.......................    17,253       24,313
   Cash and cash equivalents, beginning of period..................    24,604       18,036
                                                                      ----------  ---------
   Cash and cash equivalents, end of period........................   $41,857      $42,349
                                                                      ==========  =========
    Supplemental information - 2002:
    Non-cash investing activities:
       Additions to rental properties on consolidation of
        property previously held as a 50% investment in
        unconsolidated affiliates                                    $68,938
                                                                     ==========

    Non-cash financing activities:
       Assumption of construction loan payable on consolidation
       of property previously held as a 50% investment
       in unconsolidated affiliates                                   $59,360
                                                                     ==========

The accompanying notes are an integral part of the financial statements.

Chelsea Property Group, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Organization and Basis of Presentation

Chelsea Property Group, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT"). The Company is the managing general partner of CPG Partners, L.P., (the "Operating Partnership" or "OP"), an operating partnership that specializes in owning, developing, leasing, marketing and managing upscale and fashion-oriented manufacturers' outlet centers (the "Premium Properties") and 29 other retail centers containing approximately 4.3 million square feet of gross leasable area ("Other Properties"), (collectively the "Properties"). As of June 30, 2002, the Company wholly or partially owned 56 centers in 28 states and Japan containing approximately 12.7 million square feet of gross leasable area ("GLA"). The Company's Premium Properties included 27 properties containing 8.4 million square feet of GLA that generated 88% of the retail net operating income for the six months ended June 30, 2002. These properties generally are located near metropolitan areas including New York City, Los Angeles, Boston, Washington, D.C., San Francisco, Sacramento, Cleveland, Atlanta, Dallas, Portland (Oregon), Tokyo and Osaka, Japan. Some Premium properties are also located within 20 miles of major tourist destinations including Palm Springs, the Napa Valley, Orlando, and Honolulu.

The Company has developed a technology-based e-commerce platform through an unconsolidated affiliate, Chelsea Interactive, Inc. ("Chelsea Interactive"). This platform provides fashion and other retail brands with their own customized direct-to-the-consumer Internet online stores, incorporating e-commerce design, development, fulfillment and customer services.

On May 1, 2002, the Company declared a 2 for1 stock split of the Company's common shares. The stock dividend was payable May 28, 2002 to shareholders of record on May 14, 2002. All amounts in the accompanying financial statements reflect the stock split.

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

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2002, using available market information and appropriate valuation methodologies. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since such date and current estimates of fair value may differ significantly from the amounts presented herein.

Common ownership of the OP as of June 30, 2002 was approximately as follows:

Company Unitholders Total	85.8% 14.2% 100.0%	37,946,000 6,274,000 44,220,000	units units

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

In October 2001, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS 121. The new standard became effective and was adopted by the Company on January 1, 2002. The adoption of this pronouncement did not have a material impact on the Company's results of operations or financial position.

In May 2002, the FASB issued SFAS No. 145, "Reporting Gains and Losses from Extinguishment of Debt", which rescinded SFAS No. 4, No. 44 and No. 64 and amended SFAS No. 13. The new standard addresses the income statement classification of gains or losses from the extinguishment of debt and criteria for classification as extraordinary items. The adoption of this pronouncement did not have a material impact on the Company's results of operations or financial position.

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

2.  Acquisitions and Dispositions

Acquisitions

On April 1, 2002, the OP acquired Simon Property Group, Inc.'s, ("Simon") 50% undivided ownership interest in Orlando Premium Outlets, a 430,000 square-foot center located in Orlando, Florida ("OPO"), for $46.6 million in cash and assumed Simon's $29.7 million pro-rata share of existing mortgage debt and Simon's pro-rata guarantee related to this loan. On June 16, 2002, the Company repaid the outstanding balance of $59.4 million and extinquished the mortgage. After the acquisition, the operations of OPO were consolidated in the accompanying financial statements.

On April 1, 2002, the OP acquired a 305,000 square foot center located in Edinburgh, Indiana for $27.0 million in cash. The center is classified as Other Properties.

Dispositions

In June 2002, the Company sold Factory Stores of America at Corsicana, Corsicana, Texas, Factory Stores of America at La Marque, La Marque, Texas and an outparcel in Crossville, Tennessee, generating net proceeds of approximately $4.2 million, which approximated their net book values. Accordingly, no gain or loss on these sales was recognized.

3. Investments in Affiliates

The OP holds interests in domestic and international joint ventures. Non-controlling investments are accounted for under the equity method. Income from unconsolidated investments and loss from Chelsea Interactive includes equity-in-earnings, management, advisory, license, leasing and guarantee fees earned from these affiliates.

As of June 30, 2002, the OP's interests included a 49% interest in F/C Acquisition Holdings, LLC ("F/C"), a 40% interest in Chelsea Japan Co., Ltd. ("Chelsea Japan"), a 50% interest in Las Vegas Premium Outlets with Simon ("Simon-Las Vegas") and minority interests in various outlet centers and development projects in Europe operated by Value Retail PLC ("Value Retail").

The Company has developed an e-commerce venture through its affiliate, Chelsea Interactive. The Company's funding to this venture was $48.0 million as of June 30, 2002. The Board of Directors has approved funding up to $60.0 million. The Company anticipates funding the balance of development costs during the next twenty-four months; however, due to unknown risks which may be involved in this venture, there can be no assurance that future revenue will be adequate to recover the Company's investment. The Company owns 100% of the non-voting preferred stock of Chelsea Interactive and 50% of the non-voting common stock representing 40% of the total common stock.

On April 1, 2002, the OP acquired Simon's 50% undivided ownership interest in OPO for $46.6 million in cash and assumed Simon's $29.7 million pro-rata share of existing mortgage debt. The operations of OPO are consolidated in the accompanying financial statements from the date of acquisition.

In June 2002, the OP and Simon entered into a new 50/50 joint venture to develop and operate a 430,000 square-foot single-phase outlet center located in Las Vegas, Nevada scheduled to open in the fall of 2003. Las Vegas Premium Outlets is located between Grand Central Parkway and I-15 near the intersection of U.S. Route 95, easily accessible from downtown Las Vegas and the "Strip". On June 20, 2002, Simon-Las Vegas purchased a 40-acre site and commenced construction. The partners will be responsible for financing their 50% share of the development costs. As of June 30, 2002, the Company had contributed $15.3 million.

In July 2002, F/C PRT Investment Inc., ("Fortress") exercised its right under the F/C Limited Liability Company Agreement to invoke the "Buy/Sell Right". This gives the Company the option to sell Fortress the Company's 49% interest in F/C or buy Fortress' 51% interest. The Company has elected to buy Fortress' 51% interest for cash of $58.9 million, to be borrowed under the Company's bank line of credit, thereby valuing the properties at $285 million (including $169.6 million of mortgage debt). Closing of the purchase has been scheduled for August 19, 2002.

In July 2002, the Company sold approximately 40% of its holdings in Value Retail to a third party for $11.4 million that resulted in a gain of approximately $10.9 million.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.  Investments in Affiliates (continued)

The following is a summary of investments in and amounts due from affiliates as of June 30, 2002 (in thousands):

                                      Chelsea      Simon-         Simon-       Chelsea
                           F/C         Japan       Orlando        LasVegas     Interactive    Other        Total
                           -------    ---------    ----------    ----------    ------------   -------    --------

Balance 12/31/01...        $36,118      $9,296      $9,723        $     -        $34,856       $3,696     $93,689

Additional
      Investment......           -           -           -         15,449          6,355            -      21,804
Dispositions......               -           -      (9,199)             -              -            -      (9,199)
   Income (loss) from
   unconsolidated
    investments......        3,362       2,055       1,310              -         (6,476)          25         276
Distribution   and fees
  ................          (2,507)     (1,345)       (250)             -              -            -      (4,102)
Advances (net)...           (1,155)       (381)     (1,584)         2,386            329            6        (399)
                           ---------    ---------   ---------    ----------     ----------    ---------  --------
Balance 6/30/02            $35,818      $9,625       $    -       $17,835        $35,064       $3,727    $102,069
                           =========    =========   =========    ==========     ==========    =========  ========

The Company's share of income (loss) before depreciation, depreciation expense and income (loss) from unconsolidated investments for the three and six months ended June 30, 2002 and 2001 are as follows (in thousands):

                                                     For the Three Months Ended June 30,
                      -------------------------------------------------------------------------------------
                                         2002                                         2001
                      ------------------------------------------- -----------------------------------------
                                                    Income (loss)                              Income
                      Income (loss)                  from            Income (loss)             (loss) from
                      before                         Unconsol.       before                    Unconsol.
                      Depreciation       Depr.      Investments     Depreciation    Depr.      Investments
                      --------------    ---------   ------------- ---------------   --------   ------------
F/C..................     $2,546         $726          $1,820         $2,088          $660     $1,428
Chelsea Japan...           1,595          433           1,162          1,304           366        938
Simon-  Orlando.....
                              -            -                -          1,512           566        946
Other...............          -            -                -            (27)           -         (27)
                      --------------  ---------    --------------  ---------------  --------   ------------
   Total............      $4,141        1,159          $2,982         $4,877        $1,592     $3,285
                      ==============  =========    ==============  ===============  ========   ============
Chelsea
Interactive.........     ($1,716)      $2,060         ($3,776)         ($299)         $473     ($772)
                      ==============  =========    ==============  ===============  ========  =============

                                                      For the Six Months Ended June 30,

                      -------------------------------------------------------------------------------------
                                         2002                                          2001
                      ------------------------------------------- -----------------------------------------
                                                   Income (loss)                                Income
                      Income (loss)                 from            Income (loss)               (loss) from
                      before                        Unconsol.       before                      Unconsol.
                      Depreciation       Depr.      Investments     Depreciation    Depr.       Investments
                      --------------    ---------   ------------- ---------------   --------    -----------
F/C.................      $4,809        $1,447        $3,362          $4,229        $1,317       $2,912
Chelsea Japan...           2,887           832         2,055           2,175           619        1,556
Simon- Orlando......       1,833           523         1,310           3,195         1,136        2,059

Other...............          25             -            25              29             -           29
                      --------------  ---------    --------------  ---------------  --------     ----------
   Total.........         $9,554         $2,802       $6,752          $9,628         $3,072      $6,556
                      ==============  =========    ==============  ===============  ========     ==========
Chelsea
Interactive......        ($2,908)        $3,568      ($6,476)          ($917)        $1,053      ($1,970)
                      ==============  =========    ==============  ===============  ========     ==========

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed financial information as of June 30, 2002 and December 31, 2001 and for the three and six month periods ended June 30, 2002 and 2001 for F/C, Chelsea Japan, Simon-Orlando and Simon-Las Vegas (which are included in "Retail") and Chelsea Interactive is as follows (in thousands):

                                                                           Chelsea
                                                           Retail          Interactive
                                                       -------------     --------------

Property, plant and equipment (net)
     June 30, 2002..................................     $324,247           $28,366
     December 31, 2001..............................      355,427            29,923

   Total assets
     June 30, 2002..................................      368,439            34,421
     December 31, 2001..............................      409,944            34,963

   Long term debt (1)
     June 30, 2002..................................      227,676                 -
     December 31, 2001..............................      282,057                 -

   Total liabilities
     June 30, 2002..................................      259,292             2,518
     December 31, 2001..............................      321,854             2,665

   Net income (loss)
  Three months ended:
     June 30, 2002.................................      4,055               (3,776)
     June 30, 2001.................................      4,330               (2,546)

 Six months ended:
     June 30, 2002...............................        9,047               (7,337)
     June 30, 2001...............................        8,382               (5,241)

Company's share of net income (loss)
  Three months ended:
     June 30, 2002...............................        1,865               (3,776)
     June 30, 2001...............................        2,042                 (772)

  Six months ended:
     June 30, 2002...............................        4,259               (6,476)
     June 30, 2001...............................        4,012               (1,970)

Fee income
  Three months ended:
     June 30, 2002...............................        1,117                 -
     June 30, 2001...............................        1,269                 -

  Six months ended:
     June 30, 2002...............................        2,468                 -
     June 30, 2001...............................        2,515                 -

(1) Long-term debt includes $169.1 million in F/C, and $58.5 million in Chelsea Japan as of June 30, 2002 and $170.5 million in F/C, $58.5 million in Simon-Orlando and $53.1 million in Chelsea Japan as of December 31, 2001.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.  Non-Compete Agreement

The Company recognized income from its non-compete agreement with The Mills Corporation of $2.6 million during the six months ended June 30, 2002 and 2001. Such amounts are included in other income in the accompanying financial statements.

5.  Debt

Unsecured Bank Debt

At June 30, 2002, the Company had a $160.0 million senior unsecured bank line of credit that was increased to $200.0 million effective July 31, 2002, (the "Senior Credit Facility"). Under the new terms, the Senior Credit Facility's expiration is March 31, 2005, and the Company has the right to extend the maturity date until March 31, 2006. The Senior Credit Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (3.07% at June 30, 2002) or the prime rate, at the Company's option. The LIBOR rate spread ranges from 0.85% to 1.50% depending on the Company's Senior Debt rating. A facility fee of 0.125% on the Senior Credit Facility is payable annually in advance. At June 30, 2002, $78.0 million was outstanding under the Senior Credit Facility.

The Company also has a $5.0 million term loan (the "Term Loan") that carries the same interest rate and maturity as the Senior Credit Facility.

Unsecured Notes

A summary of the terms of the unsecured notes outstanding as of June 30, 2002 and December 31, 2001, is as follows (in thousands):

                                                      June 30,         December 31,     Effective
                                                         2002                 2001       Yield (1)

8.375% Unsecured Notes due August 2005...........       $49,907          $49,892           8.44%
7.25% Unsecured Notes due October 2007...........       124,825          124,809           7.29%
8.625% Unsecured Notes due August 2009...........        49,928           49,923           8.66%
8.25% Unsecured Notes due February 2011..........       148,743          148,670           8.40%
6.875% Unsecured Notes due June 2012.............        99,168                -           6.90%
                                                    --------------   --------------
   Total                                               $472,571         $373,294
                                                    ================ ==============

(1) Including discount on the notes

On June 18, 2002, the OP completed a $100 million debt offering consisting of $100 million of 6.875% unsecured term notes due June 2012 which were priced to yield 6.90% to investors. Treasury Rate. Proceeds were used to repay borrowings under the Allen Premium Outlets and OPO construction loans that were to mature in February 2003 and August 2002, respectively, and for general corporate purposes.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.  Debt (continued)

Mortgage Debt

A summary of the terms of the mortgage debt outstanding as of June 30, 2002 and December 31, 2001 and the related interest rate and Net Book Value ("NBV") of the associated collateral as of June 30, 2002 are as follows (in thousands):

                            June 30,         December 31,                        Interest      NBV
                              2002               2001           Due Date           Rate
                          -------------    ---------------      -------------   -----------   --------
Construction Loan (1)        $ -              $29,531               -                   -      $    -
Bank Mortgage Loan (2)       67,750            68,250           April 2010         7.26%       73,294
Mortgage Loan (3)            71,956            72,428           December 2012      7.67%       75,006
                          -------------    ---------------                                   ---------
                           $139,706           $170,209                                        $148,300
                          =============    ===============                                   =========
(1)	In February 2000, Chelsea Allen entered into a $40.0 million Construction Loan used to fund the Allen Premium Outlets project. The Construction Loan bore interest equal to LIBOR plus 1.375% with a maturity date of February 2003 and was guaranteed by the Company and the OP. On June 18, 2002, the OP repaid the outstanding balance of $29.8 million and extinquished the construction loan.

(2)	In April 2000, Chelsea Financing entered into a $70.0 million Bank Mortgage Loan secured by its four properties. The Bank Mortgage Loan bears interest equal to LIBOR plus 1.50% (3.34% at June 30, 2002) or prime rate plus 1.0% and calls for quarterly principal amortization of $0.3 million through April 2005 and thereafter $0.5 million per quarter until maturity. In December 2000, the Company entered into an interest rate swap agreement effective January 2, 2001 to hedge against unfavorable fluctuations in LIBOR rates by fixing the interest rate at 7.26% until January 2006. As of June 30, 2002, the Company recognized interest expense of $1.3 million on the hedge, which amount is included in interest expense in the accompanying financial statements.

(3)	The Mortgage Loan was assumed as part of a September 2001 acquisition. The stated interest rate of 9.1% was greater than that available to the Company in the public debt markets. Accordingly the Company recorded a $6.9 million debt premium that will be amortized over the period of the loan and which reduces the effective interest rate to 7.67%. The loan calls for fixed monthly debt service payments of $0.5 million for interest plus principal based on a 26-year amortization schedule. The Mortgage Loan matures in March 2028 but can be prepaid beginning December 2012. As of June 30, 2002, the Company recognized $0.2 million in debt premium amortization that is included in interest expense in the accompanying financial statements.

Interest and loan costs of approximately $0.6 million and $0.5 million were capitalized as development costs during the three months ended June 30, 2002 and 2001, respectively; and approximately $1.3 million and $1.1 million during the six months ended June 30, 2002 and 2001, respectively.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.  Financial Instruments: Derivatives and Hedging

The Company employs interest rate and foreign currency forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying hedged transaction affects net income, expires or is otherwise terminated or assigned.

At June 30, 2002 the Company's interest rate swap was reported at its fair value and classified as an other liability of $4.3 million. As of June 30, 2002, there were $4.3 million in deferred losses, and represented in accumulated other comprehensive loss, a shareholder's equity account, and minority interest. Within the next twelve months, the Company expects to reclassify to earnings approximately $1.2 million of the current balance held in accumulated other comprehensive loss and minority interest related to the interest rate swap.

      Hedge Type          Notional Value        Rate        Maturity      Fair Value
      ----------          --------------        ----        --------      ----------
      Swap, Cash Flow     $67.8 million         5.7625%     1/1/06        ($4.3 million)

At March 31, 2002, the Company had Japanese yen forward contracts with a notional value of 255 million yen and a fair value of $10,000 as a hedge against its yen-denominated receivable due from Chelsea Japan. During the quarter ended June 30, 2002, the receivable and yen forward contracts were settled and the Company received $1.9 million and recognized a $0.1 million foreign exchange loss, which is included in income from unconsolidated investments in the accompanying financial statements.

The notional value and fair value of the above hedge provides an indication of the extent of the Company's involvement in financial derivative instruments at June 30, 2002, but do not represent exposure to credit, interest rate, foreign exchange or market risk.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.  Stockholders' Equity

Following is a statement of stockholders' equity for the six months ended June 30, 2002 (in thousands):

                                   Preferred  Common                           Distrib. in    Accum.         Total
                                   Stock At   Stock At    Paid-in-    Officer  Excess of      Other Comp.    Stockholders'
                                   Par Value  Par Value   Capital     Loan     Net Income    Income (Loss)   Equity
                                   ---------  ----------  --------    -------  -----------   -------------   -------------

Balance December 31, 2001.......        $10      $190      $444,344   $  -     ($82,142)       ($2,979)      $359,423

Net income......................          -         -             -      -       27,048              -         27,048
Other comprehensive income/loss
     Foreign currency                     -         -             -      -            -            244            244
     translation................
     Interest rate swap.........          -         -             -      -            -         (1,011)        (1,011)
                                                                                                            -----------
Total comprehensive income......                                                                               26,281
                                                                                                            -----------
2-for-1 stock split.............          -        189         (189)     -             -              -              -
Preferred dividend..............          -         -             -      -       (1,753)              -         (1,753)
Redemption of preferred stock
     (net of costs).............         (2)        -        (9,008)     -             -              -         (9,010)
Cash distributions declared
     ($0.89 per common share)...          -         -             -      -      (33,692)              -        (33,692)
Exercise of stock options.......          -         1         5,402                    -              -          5,403
Officer loan....................                                         (488)                                    (488)
Shares issued in exchange for
     units of the OP............          -         -           211      -             -              -            211
Shares issued through Employee
     Stock Purchase
     Plan (net of costs)........          -         -            86      -             -              -             86
                                     ----------  --------   --------    ------   --------        --------     --------
Balance June 30, 2002                    $8       $380     $440,846     ($488)   ($90,539)       ($3,746)     $346,461
                                     ----------  --------   --------    ------   --------        --------     --------

On May 1, 2002, the Company declared a 2-for-1 stock split of the Company's common shares. The stock dividend was payable May 28, 2002 to shareholders of record on May 14, 2002.

On February 15, 2002, the Company redeemed and retired 136,500 shares of Preferred Stock at a net price of $47 per share. On May 15, 2002, the Company redeemed and retired 52,927 shares of Preferred Stock at a net price of $47.25 per share.

On July 12, 2002, the Company redeemed and retired 13,625 shares of Preferred Stock at a net price of $47.25 per share.

8.  Dividends

On June 6, 2002, the Board of Directors of the Company declared a $0.485 per share dividend to shareholders of record on June 28, 2002. The dividend, totaling $18.4 million, was paid on July 15, 2002. The OP simultaneously paid a $0.485 per unit cash distribution, totaling $3.0 million, to its minority unitholders.

9.  Income Taxes

At June 30, 2002, the Company was in compliance with all REIT requirements under Section 856(c) of the Internal Revenue code of 1986, as amended, and as such, was not subject to federal income taxes.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.  Net Income Per Common Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock of 1.5 million and 1.0 million for the three months ended June 30, 2002 and 2001 and 1.4 million and 0.9 million for the six months ended June 30, 2002 and 2001.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated and assumes that the Company's 2-for-1 stock split had occurred on January 1, 2001:

                                                                 Three Months Ended           Six Months
                                                                      June 30,              Ended June 30,
(In thousands, except per share amounts)                         2002        2001       2002        2001
                                                               ---------   ---------  ---------   ---------
Numerator
Numerator for basic and diluted earnings per share -
     net income available to common shareholders..............  $13,408      $9,474    $25,295      $17,980

Denominator
Denominator for basic earnings per share-
   Weighted average shares....................................   37,877      16,180     37,725       16,119
   Increase in shares due to effect of 2-for-1 stock split....        -      16,180          -       16,119
                                                               ---------   ---------  ---------   ---------
   Denominator for basic earnings per share...................   37,877      32,360     37,725       32,238

Effect of dilutive securities-
  Stock options...............................................    1,498         508      1,351          452
  Increase in shares due to effect of 2-for-1 stock split.....       -          508          -          452
                                                               ---------   ---------  ---------   ---------
  Effect of dilutive securities...............................    1,498       1,016      1,351          904

Denominator for diluted earnings per share-
  Adjusted weighted average shares assumed conversions........   39,375      16,688     39,076       16,571
  Increase in shares due to effect of 2-for-1 stock split.....        -      16,688          -       16,571
                                                               ---------   ---------  ---------   ---------
  Denominator for diluted earnings per share..................   39,375      33,376     39,076       33,142

Per share amounts:
  Net income - basic..........................................    $0.35       $0.29      $0.67        $0.56
  Net income - diluted........................................    $0.34       $0.28      $0.65        $0.54

11.  Commitments and Contingencies

On May 15, 2002, the Company entered into an agreement which contemplates a 50/50 joint venture known as La Quebrada Outlet Trust with Sordo Madaleno y Asociados and Mr. Carlos Peralta of Mexico City to jointly develop premium outlet centers in Mexico. Subject to entitlements, site work for the 200,000 square-foot first phase of the outlet project is scheduled to commence in the summer of 2002, with construction to begin later in the year. Phase I is expected to open in 2004. The site can support a second phase containing approximately 175,000 square feet of GLA. To date, the Company has committed $3.0 million to the joint venture.

In connection with the 50/50 Las Vegas Premium Outlets joint venture with Simon, the Company has committed to provide 50%, or approximately $47.5 million, of the development costs of the 430,000 square-foot center. As of June 30, 2002, the Company contributed $15.3 million to the project.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

11.  Commitments and Contingencies (continued)

In October 1999, an equity investee of the Company entered into a 4 billion yen (approximately US $33.5 million) line of credit guaranteed by the Company and OP to fund its share of Chelsea Japan's construction costs. The line of credit bears interest at yen LIBOR plus 1.35% (1.475% at June 30, 2002), has been extended through April 2003 and has a one-year extension. At June 30, 2002, 1.03 billion yen (approximately US $8.6 million) was outstanding under the loan. In March 2000, Chelsea Japan entered into a 3.8 billion yen (approximately US $31.8 million) loan with a Japanese bank to fund construction costs. The loan matures in 2015 and as of June 30, 2002, $3.7 billion Yen (approximately US $31.0 million) was outstanding and bears interest at 2.20%. On March 29, 2002, Chelsea Japan entered into a 600 million yen (approximately US $5.0 million) loan with a Japanese bank to fund the construction of the second phase of Rinku. The loan matures in 2012 and as of June 30, 2002 the entire facility was outstanding and bears interest at 1.5%. Both loans are secured by the two operating properties and are 40% guaranteed by the Company.

The Company has agreed under a standby facility to provide up to $22.0 million in limited debt service guarantees for loans provided to Value Retail PLC and affiliates, to construct outlet centers in Europe. The term of the standby facility expired in November 2001 and guarantees shall not be outstanding for longer than five years after project completion. As of June 30, 2002, the Company had provided limited debt service guarantees of approximately $18.1 million to Value Retail PLC. In October 2001, the guarantee limit was increased to $24.1 million until April 2002 at which time it reverted to $22.0 million. The Company received $2.1 million collateral for this short-term increase that reverted back to Value Retail in June 2002. Such escrow is included in restricted cash-escrows and other liabilities in the accompanying balance sheet as of December 31, 2001.

Other assets includes $7.5 million and accrued expenses and other liabilities include $8.0 million at June 30, 2002, respectively, related to the 2002 deferred unit incentive program with certain key officers which may be paid in 2007.

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

12.  Related Party Information

In 1999, the OP established a $6.0 million secured loan facility that will expire on June 2004 for the benefit of certain unitholders. Each unit holder borrower will issue a note that is secured by OP units, bears interest at a rate of LIBOR plus 200 basis points per annum, payable quarterly and is due by the facility expiration date. At December 31, 2001, loans made to unitholders or affiliates of management of the Company, totaled $3.2 million. During the six months ended June 30, 2002, the Company received a $0.5 million pay off of one loan and a $0.6 million pay down on the other loan outstanding. During the six months ended June 30, 2002, the Company advanced $1.0 million to another unitholder. The carrying value of such loans approximated fair value at June 30, 2002.

13.  Stock Option Plan

The Company elected Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related Interpretations in accounting for its employee stock options. Under APB No. 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

13.  Stock Option Plans (continued)

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2002 and 2001, respectively: risk-free interest rate of 5% for 2002 and 2001; volatility factor of the expected market price of the Company's common stock based on historical results of 0.236 for 2002 and 2001, and dividend yield of 6% in 2002 and 7% in 2001, respectively, and an expected option life of four years. On March 13, 2002, the Company granted options of 1,510,000 shares at $26.30 that will expire in 2012.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                           Three Months Ended June         Six Months Ended
                                                    June 30,                      June 30,
                                             2002           2001             2002           2001
                                          ------------    -----------      -----------    ----------
Pro forma net income                        $12,887         $9,234          $24,254         $17,502
Pro forma earnings per share:
     Basic                                    $0.34         $0.29             $0.64           $0.54
     Diluted                                  $0.33         $0.28             $0.62           $0.53

14.  Segment Information

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

Notes to Condensed Consolidated Financial Statements
(Unaudited)

14.  Segment Information (continued)

                                      Premium     Other Domestic
(in thousands)                        Domestic                        International       Other          Total
--------------------------------------------------------------------------------------------------------------
                                                        (1)               (2)             (3)
Total revenues
  Three months ended:
        June 30, 2002..........        $51,112         $12,555                 $ -         $1,363        $65,030
        June 30, 2001..........         44,523               -                   -          1,774         46,297

  Six months ended:
        June 30, 2002..........         95,187          23,784                   -          2,740        121,711
        June 30, 2001..........         87,463               -                   -          3,658         91,121

Interest income
  Three months ended:
        June 30, 2002..........            257              40                   -             78            375
        June 30, 2001..........            418               -                   -            275            693

  Six months ended:
        June 30, 2002..........            540              64                   -            171            775
        June 30, 2001..........            413               -                   -          1,079          1,492

Income from unconsolidated
    investments
  Three months ended:
        June 30, 2002..........          1,819               -               1,163        (3,776)          (794)
        June 30, 2001..........          2,373               -                 912          (772)          2,513

  Six months ended:
        June 30, 2002..........          4,672               -               2,080        (6,476)            276
        June 30, 2001..........          4,971               -               1,585        (1,970)          4,586

NOI
  Three months ended:
        June 30, 2002..........         40,453           6,017               2,148        (1,819)         46,799
        June 30, 2001..........         35,778               -               1,738          (595)         36,921

  Six months ended:
        June 30, 2002..........         77,039          10,947               3,851        (2,563)         89,274
        June 30, 2001..........         70,267               -               2,944        (1,036)         72,175

Fixed asset additions
   Six months ended:
        June 30, 2002..........         47,036          29,088                   -            831         76,955
        June 30, 2001..........         13,264               -                   -            673         13,937

Total assets
        June 30, 2002..........        974,751         224,158              13,351         27,451      1,239,711
        December 31, 2001......        866,738         194,406              15,092         23,072      1,099,308
(1)	Approximately 25% of the GLA is occupied by and approximately 13% of annualized revenue is derived from one tenant.

(2)	Principally comprised of the Company's interest in Chelsea Japan.

(3)	Includes corporate overhead assets and results from Chelsea Interactive.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

14.  Segment Information (continued)

Following is a reconciliation of net operating income to net income for the three and six months ended June 30, 2002 and 2001 (in thousands):

                                                              Three Months Ended           Six Months Ended
                                                                   June 30                     June 30,
                                                                 2002         2001            2002       2001
                                                           ------------- ------------   ------------  ----------
Segment NOI..............................................     $46,799      $36,921         $89,274     $72,175
Interest expense - consolidated..........................    (10,843)      (8,820)        (20,593)    (17,435)
Interest expense - unconsolidated investments............       (139)        (143)           (267)       (300)
Depreciation and amortization expense - consolidated.....    (14,243)     (11,746)        (27,184)    (23,305)
Depreciation and amortization
             expense - unconsolidated investments........     (1,159)      (1,592)         (2,802)     (3,072)
Depreciation and amortization
             expense - Chelsea Interactive...............     (2,060)        (473)         (3,568)     (1,053)
Income tax - unconsolidated investments..................       (413)        (317)           (672)       (440)
Minority interest........................................     (3,685)      (3,309)         (7,140)     (6,496)
                                                              ------       ------          ------      ------
Net income...............................................     $14,257      $10,521         $27,048     $20,074
                                                              =======      =======         =======     =======

15.  Subsequent Events

In July 2002, the Company sold Factory Stores of America at Livingston, Livingston, Texas, Factory Stores of America at Tucson, Tucson, Arizona and an outparcel in Story City, Iowa generating net proceeds of approximately $2.6 million, which approximated their net book values. Accordingly, no gain or loss on these sales was recognized.

Chelsea Property Group, Inc.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in connection with the accompanying unaudited condensed consolidated financial statements and notes thereto. These financial statements include all adjustments, which in the opinion of management are necessary to reflect a fair statement of results for all interim periods presented, and all such adjustments are of a normal recurring nature.

General Overview

From July 1, 2001 to June 30, 2002, the Company grew by increasing rents at its operating centers, expanding three centers, acquiring 32 retail centers and consolidating a center previously held as a 50% unconsolidated investment. Increasing rents at operating centers resulted in base rent growth of $2.1 million. The expansion of two wholly-owned centers increased base rent by $0.8 million. The acquisition of 32 retail centers increased base rent by $17.7 million. The consolidation of a center previously held as an unconsolidated investment resulted in base rent growth of $3.0 million. Income from unconsolidated investments increased by $0.2 million during the six months ended June 30, 2002 as a result of higher earnings, increased fees and the opening of the expansion of Rinku Premium Outlets during March 2002 offset by the consolidation of a center previously held as an unconsolidated investment.

The Company operated GLA of 12.7 million square feet at June 30, 2002 compared to 8.2 million square feet of GLA at June 30, 2001. The Company's Premium Properties consisted of 27 wholly or partially owned centers containing 8.4 million and 8.2 million square feet of GLA at June 30, 2002 and 2001, respectively. Additionally, at June 30, 2002, the Company wholly-owned 29 Other Properties containing 4.3 million square feet of GLA.

Net GLA added since July 1, 2001 is detailed as follows:

                                                                  12 months          6 months         6 months
                                                                  ended              ended            ended
                                                                  June 30,           June 30,         December 31,
                                                                  2002               2002             2001
                                                               ----------------    --------------     ----------------
Changes in GLA (sf in 000's):

Centers expanded:
     Rinku Premium Outlets (40% owned) ................                 70                70                     -
     Napa Premium Outlets..............................                  9                 9                     -
     Allen Premium Outlets.............................                115               (4)                   119
     Other.............................................                (7)               (4)                   (3)
                     --                                              -----             -----                 -----
Total centers expanded.................................                187                71                   116

Centers acquired:
    Edinburgh Outlets..................................                305               305                     -
    Kittery Premium Outlets II (1).....................                 21                 -                    21
    Other Properties (1)...............................              4,279                 -                 4,279
                     --                                              -----             -----                 -----

Total centers acquired.................................              4,605               305                 4,300

Center sold:
     Other Properties..................................              (240)             (240)                     -
     Mammoth Premium Outlets...........................               (35)                 -                  (35)
                     --                                              -----             -----                 -----
Total centers sold.....................................              (275)             (240)                  (35)

Net GLA added during the period........................             4,517               136                 4,381

GLA at end of period...................................            12,710           12,710                 12,574
(1)	Acquired on September 25, 2001.

Results of Operations

Comparison of the three months ended June 30, 2002 to the three months ended June 30, 2001.

Income before minority interest, increased $4.1 million, or 29.7%, to $17.9 million for three months ended June 30, 2002, from $13.8 million for the three months ended June 30, 2001. This increase was primarily the result of the acquisition of the 31 retail centers on September 25, 2001, acquisition of one center on April 1, 2002 and the purchase of the other 50% interest in Orlando Premium Outlets ("OPO"), previously held as a 50% unconsolidated investment, higher rents on releasing and renewals during 2002, partially offset by increased losses from Chelsea Interactive.

Base rentals increased $14.7 million, or 51.1%, to $43.3 million for the three months ended June 30, 2002, from $28.7 million for the three months ended June 30, 2001, due to the acquisition of the 32 retail centers and the purchase of the OPO interest in April 2002, higher average rents on releasing and renewals and the expansion of a center in late 2001.

Percentage rents increased $1.5 million, or 47.8%, to $4.5 million for the three months ended June 30, 2002, from $3.0 million for the three months ended June 30, 2001, primarily due to the higher tenant sales and acquisition of the 32 retail centers and the purchase of the OPO interest in April 2002.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $2.7 million, or 23.3%, to $14.5 million for the three months ended June 30, 2002, from $11.8 million for the three months ended June 30, 2001, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses for the Premium Properties was 88.3% for the three months ended June 30, 2002 compared to 93.6% for the three months ended June 30, 2001. The average recovery of reimbursable expense for the Other Properties was 55% for the three months ended June 30, 2002.

Other income decreased $0.1 million to $2.7 million for the three months ended June 30, 2002, from $2.8 million for the three months ended June 30, 2001, primarily due to decreased interest income from lower interest rates partially offset by an increase in ancillary operating income.

Operating and maintenance expenses increased $5.6 million, or 44.2%, to $18.2 million for the three months ended June 30, 2002, from $12.6 million for the three months ended June 30, 2001. The increase was primarily due to costs related to increased GLA and the acquisition of the 32 new retail centers and the purchase of the OPO interest.

Depreciation and amortization expense increased $2.5 million to $14.2 million for the three months ended June 30, 2002, from $11.7 million for the three months ended June 30, 2001. The increase was due to depreciation of the acquisition of the 32 retail centers, the purchase of the OPO interest and increased GLA.

General and administrative expense increased $0.6 million to $1.9 million for the three months ended June 30, 2002, from $1.3 million for the three months ended June 30, 2001, primarily due to increased unit program accrual and professional fees.

Other expenses increased $0.6 million to $1.1 million for the three months ended June 30, 2002, from $0.5 million for the three months ended June 30, 2001, due to ground lease expenses assumed with the acquisition of the 31 retail centers and increased legal expenses.

Income from unconsolidated investments decreased $0.3 million to $3.0 million for the three months ended June 30, 2002, from $3.3 million for the three months ended June 30, 2001, due to the purchase of the other 50% OPO interest which was previously held as 50% unconsolidated investment offset by increased earnings from F/C and Chelsea Japan.

The loss from Chelsea Interactive increased $3.0 million to $3.8 million for the three months ended June 30, 2002, from $0.8 million for the three months ended June 30, 2001. The increase was due to increased payroll, general and administrative, depreciation and amortization expense and lack of third party participation in the losses.

Interest expense increased $2.0 million to $10.8 million for the three months ended June 30, 2002, from $8.8 million for the three months ended June 30, 2001, due to higher debt balances from acquisitions and bond issue partially offset by lower interest rates.

Comparison of the six months ended June 30, 2002 to the six months ended June 30, 2001.

Income before minority interest increased $7.6 million to $34.2 million for the six months ended June 30, 2002, from $26.6 million for the six months ended June 30, 2001. The increase was the result of increases in revenues, primarily the result of the acquisition of 32 retail centers, the purchase of the other 50% interest in OPO previously held as a 50% unconsolidated investment, higher rents on releasing and renewals partially offset by the loss from Chelsea Interactive and increases in operating, maintenance, depreciation and amortization and interest expenses.

Base rentals increased $24.4 million, or 42.5%, to $81.8 million for the six months ended June 30, 2002, from $57.4 million for the six months ended June 30, 2001, due to the acquisition of 32 retail centers and the purchase of the OPO interest in April 2002 and higher average rents on new leases and renewals.

Percentage rents increased $1.8 million or 30.2% to $7.6 million for the six months ended June 30, 2002, from $5.8 million for the six months ended June 30, 2001, primarily due to higher tenant sales and the acquisition of 32 retail centers and the purchase of the OPO interest in April 2002.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $4.7 million, or 21.0%, to $27.1 million for the six months ended June 30, 2002, from $22.4 million for the six months ended June 30, 2001, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses for the Premium Properties was 87.5% for the six months ended June 30, 2002, compared to 90.7% for the six months ended June 30, 2001. The average recovery of reimbursable expense for the Other Properties was 53.9% for the six months ended June 30, 2002.

Other income decreased $0.3 million to $5.2 million for the six months ended June 30, 2002, from $5.5 million for the six months ended June 30, 2001. The decrease is primarily the result of decreased interest income from lower interest rates partially offset by an increase in ancillary income.

Operating and maintenance expenses increased $9.7 million, or 39.1%, to $34.4 million for the six months ended June 30, 2002, from $24.7 million for the six months ended June 30, 2001. The increase was primarily due to costs related to increased GLA, acquisition of the 32 retail centers and the purchase of the OPO interest in April 2002.

Depreciation and amortization expense increased $3.9 million, or 16.6%, to $27.2 million for the six months ended June 30, 2002, from $23.3 million for the six months ended June 30, 2001. The increase was due to depreciation of the acquisition of the 32 retail centers and the purchase of the OPO interest.

General and administrative expense increased $1.0 million to $3.4 million for the six months ended June 30, 2002, from $2.4 million for the six months ended June 30, 2001, primarily due to increased accrual for unit program and professional fees.

Other expenses increased $1.0 million to $2.2 million for the six months ended June 30, 2002, from $1.2 million for the six months ended June 30, 2001. The increase was primarily due to ground lease expenses assumed with the acquisition of the 31 retail centers, legal expenses and increases in bad debt.

Income from unconsolidated investments increased $0.2 million to $6.8 million for the six months ended June 30, 2002, from $6.6 million for the six months ended June 30, 2001, due to increased earnings from F/C and Chelsea Japan, including a one time leasing fee of $0.2 million from Rinku phase two, offset by the purchase of the other 50% interest in the OPO which was previously held as a 50% unconsolidated investment.

The loss from Chelsea Interactive increased $4.5 million to $6.5 million for the six months ended June 30, 2002, from $2.0 million for the six months ended June 30, 2001, due to increased depreciation, administrative and maintenance expenses and lack of third party participation in the losses.

Interest in excess of amounts capitalized increased $3.2 million to $20.6 million for the six months ended June 30, 2002, from $17.4 million for the six months ended June 30, 2001, primarily due to higher debt balances from acquisitions, lower construction activity and new bond issue partially offset by lower interest rates.

Liquidity and Capital Resources

The Company believes it has adequate financial resources to fund operating expenses, distributions, and planned development, construction and acquisition activities over the short term, which is less than 12 months and the long term, which is 12 months or more. Operating cash flow in 2001 of $121.7 million is expected to increase with a full year of operations of the 4.4 million square feet of GLA added during 2001, the acquisition of one center and the purchase of the OPO interest in April 2002 and scheduled openings of approximately 127,000 square feet of GLA in 2002. The Company has adequate funding sources to complete and open all planned acquisition or development projects, fund committed amounts for Chelsea Interactive and exercise the option to acquire the remaining 51% interest in F/C. This will be accomplished with available cash of $41.9 million and $122 million available under the increased Senior Credit Facility. The Company also has the ability to access the public markets through its $350 million debt shelf registration and its $185 million equity shelf registration.

Operating cash flow is expected to provide sufficient funds for dividends and distributions in accordance with REIT federal income tax requirements. In addition, the Company anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its centers, and meet funding requirements for Chelsea Interactive and Simon-Las Vegas.

Common distributions declared and recorded during the six months ended June 30, 2002, were $39.2 million, or $0.89 per share or unit. The Company's dividend payout ratio as a percentage of net income before minority interest, depreciation and amortization (exclusive of amortization of deferred financing costs ("FFO")) was 67.4% for the six months ended June 30, 2002. The Senior Credit Facility limits aggregate dividends and distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

At June 30, 2002, the Company had a $160.0 million senior unsecured bank line of credit that was increased to $200.0 million effective July 31, 2002, (the "Senior Credit Facility"). Under the new terms, the Senior Credit Facility's expiration is March 31, 2005, and the Company has the right to extend the maturity date until March 31, 2006. The Senior Credit Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (3.07% at June 30, 2002) or the prime rate, at the Company's option. The LIBOR rate spread ranges from 0.85% to 1.50% depending on the Company's Senior Debt rating. A facility fee of 0.125% on the Senior Credit Facility is payable annually in advance. After the line increase, $122.0 million of the Senior Credit Facility was available.

On June 18, 2002, the OP completed a $100 million debt offering consisting of $100 million of 6.875% unsecured term notes due June 2012 which were priced to yield 6.90% to investors. Proceeds were used to repay borrowings under the Allen Premium Outlets and OPO construction loans that were to mature in February 2003 and August 2002, respectively, and for general corporate purposes.

On April 1, 2002, the OP acquired a 305,000 square foot center located in Edinburgh, Indiana for $27.0 million in cash. The center is located 40 miles south of downtown Indianapolis and was 98% leased at the acquisition date. The Company funded the transaction from available cash and the Senior Credit Facility.

Also on April 1, 2002, the OP became the sole owner of the Orlando Premium Outlets by acquiring Simon's 50% undivided ownership interest for $46.6 million in cash and the assumption of $29.7 million of existing mortgage debt. The cash portion of the transaction was funded by borrowing from the Senior Credit Facility.

In February 2002, the Company redeemed and retired 136,500 shares of 8.375% Series A Cumulative Redeemable Preferred Stock at $47 per share. On May 15, 2002, and July 12, 2002, the Company redeemed and retired an additional 52,927 and 13,625 shares of Preferred Stock, respectively, at a net price of $47.25 per share using available cash.

In June 2002, the Company sold Factory Stores of America at Corsicana, Corsicana, Texas, Factory Stores of America at La Marque, La Marque, Texas and an outparcel in Crossville, Tennessee generating net proceeds of approximately $4.2 million, which approximated their net book values. Accordingly, no gain or loss on these sales was recognized.

In July 2002, the Company sold Factory Stores of America at Livingston, Livingston, Texas, Factory Stores of America at Tucson, Tucson, Arizona and an outparcel in Story City, Iowa generating net proceeds of approximately $2.6 million, which approximated their net book values. Accordingly, no gain or loss on these sales was recognized.

Development activity for real estate operations as of June 30, 2002 includes additional phases of two existing centers, totaling 47,000 square feet scheduled to open in late 2002. The Company is also in the development stage of the 50% joint venture project outside Las Vegas, NV scheduled to open in the fall of 2003; followed by Chicago, IL and Seattle, WA scheduled to open in 2004; and an international project north of Tokyo in Sano scheduled to open in mid-2003. These projects are under development and there can be no assurance that they will be completed or opened, or that there will not be delays in opening or completion. All current development activity will be financed either through project specific secured construction financing, the yen denominated line of credit, available cash or through the Senior Credit Facility. The Company will seek to obtain permanent financing once the projects are completed and income has been stabilized.

On May 15, 2002, the Company entered into an agreement which contemplates a 50/50 joint venture known as La Quebrada Outlet Trust with Sordo Madaleno y Asociados and Mr. Carlos Peralta of Mexico City to jointly develop premium outlet centers in Mexico. Subject to entitlements, site work for the 200,000 square-foot first phase of the outlet project is scheduled to commence in the summer of 2002, with construction to begin later in the year. Phase I is expected to open in 2004. The site can support a second phase containing approximately 175,000 square feet of GLA. To date, the Company has committed $3.0 million to the joint venture.

In connection with the 50/50 Las Vegas Premium Outlets joint venture with Simon, the Company has committed to provide 50%, or approximately $47.5 million, of the development costs of the 430,000 square-foot center. As of June 30, 2002, the Company contributed $15.3 million to the project.

The Company has minority interests ranging from 5% to 15% in several outlet centers and outlet development projects in Europe. Five outlet centers, containing approximately 900,000 square feet of GLA, including Bicester Village outside of London, England, La Roca Company Stores outside of Barcelona, Spain, Las Rozas Village outside Madrid, Spain, La Vallee near Disneyland Paris and Maasmechelen Village in Belgium are currently open and operated by Value Retail PLC and its affiliates. There was additional new center developments planned and one new European project is under construction and expected to open in Spring 2003. The Company's total investment in Europe as of June 30, 2002 was $3.7 million. The Company has also agreed to provide up to $22.0 million in limited debt service guarantees under a standby facility for loans arranged by Value Retail PLC, to construct outlet centers in Europe. The term of the standby facility for new guarantees expired in November 2001 and these guarantees shall not be outstanding for longer than five years after project completion. In October 2001 the guarantee was increased to $24.1 million from $22.0 million until April 2002 at which time it reverted to $22.0 million. The Company received $2.1 million in restricted cash collateral for this short-term increase, which reverted back to Value Retail in June 2002. In July 2002, the Company sold approximately 40% of its holdings in Value Retail to a third party for $11.4 million that resulted in a gain of approximately $10.9 million.

In June 1999, the Company entered into an agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan. The joint venture is known as Chelsea Japan Co., Ltd. ("Chelsea Japan"). In conjunction with the agreement, the Company contributed $1.7 million in equity. In addition, an equity investee of the Company entered into a 4 billion yen (approximately US $33.5 million) line of credit guaranteed by the Company and OP to fund its share of construction costs. The line of credit bears interest at yen LIBOR plus 1.35% (1.475% at June 30, 2002) has been extended through April 2003 and has a one-year extension. At June 30, 2002, 1.03 billion yen (approximately US $8.6 million) was outstanding under the line of credit. In March 2000, Chelsea Japan entered into a 3.8 billion yen (approximately US $31.8 million) loan with a Japanese bank to fund construction costs. The loan matures in 2015 and as of June 30, 2002, 3.7 billion Yen (approximately US $31.0 million) was outstanding and bears interest at 2.20%. On March 29, 2002 Chelsea Japan entered into a 600 million yen (approximately US $5.0 million) loan with a Japanese bank to fund construction on the second phase of Rinku. The loan matures in 2012 and as of June 30, 2002, the entire facility is outstanding and bears interest at 1.5%. Both loans are secured by the two operating properties and are 40% guaranteed by the Company. Subject to governmental and other approvals, Chelsea Japan expects to announce additional projects during 2002. Funding for such construction is anticipated to be through partner loans or a loan with a Japanese bank.

The Company has developed an e-commerce venture through its affiliate, Chelsea Interactive. The Company's funding to this venture was $48.0 million as of June 30, 2002. The Board of Directors has approved funding up to $60.0 million. The Company anticipates funding the balance of development costs during the next twenty-four months; however, due to unknown risks which may be involved in this venture, there can be no assurance that future revenue will be adequate to recover the Company's investment.

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

The Company's cash balances increased $17.3 million to $41.9 million at June 30, 2002 from $24.6 million at December 31, 2001. Net cash provided by operating activities decreased $2.8 million for the six months ended June 30, 2002 compared to the corresponding 2001 period. The decrease was primarily due to the payout of the deferred incentive compensation in March 2002, substantially offset by the increased operating cash flow generated from the growth of the Company's GLA. Net cash used in investing activities increased $62.4 million for the six months ended June 30, 2002 compared to the corresponding 2001 period. The increase was primarily due to the acquisition of one center and the purchase of the other 50% interest in OPO. Net cash provided by financing activities increased by $58.1 million compared to the corresponding period in 2001. The increase was primarily due to increased debt issuance, decreased debt repayments and increased offerings of the Company's common stock offset by retirements of the Company's preferred stock.

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

                                                            Three Months Ended             Six Months Ended
                                                                 June 30,                      June 30,
                                                               2002           2001           2002        2001
                                                        ------------   ------------   -----------  -----------

Net income to common shareholders......................    $13,408          $9,474       $25,295       $17,980
Add (deduct):
  Depreciation and amortization - wholly owned.........     14,243          11,746        27,184        23,305
  Depreciation and amortization - joint ventures.......      1,159           1,592         2,802         3,072
  Amortization of deferred financing costs and
    depreciation of non-rental real estate assets......       (616)          (438)        (1,168)         (846)
  Preferred units distribution.........................     (1,462)        (1,462)        (2,924)       (2,924)
  Minority interest....................................      3,685           3,309         7,140          6,496
                                                        ------------   ------------   -----------  ------------
FFO....................................................    $30,417         $24,221       $58,329        $47,083
                                                        ============   ============   ===========  ============
Average diluted shares/units outstanding (1)...........     45,656          39,686        45,366         39,552

Dividends declared per share...........................     $0.485           $0.39         $0.89          $0.78
(1)	Assumes May 28, 2002, 2-for-1 stock split had occurred on January 1, 2001.

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

In May 2002, the FASB issued SFAS No. 145, "Reporting Gains and Losses from Extinguishment of Debt", which rescinded SFAS No. 4, No. 44 and No. 64 and amended SFAS No. 13. The new standard addresses the income statement classification of gains or losses from the extinguishment of debt and criteria for classification as extraordinary items. The adoption of this pronouncement did not have a material impact on the Company's results of operations or financial position.

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

At June 30, 2002 a hypothetical 100 basis point adverse move (increase) in U.S. Treasury and LIBOR rates applied to unhedged debt would adversely affect the Company's annual interest cost by approximately $0.8 million annually.

Following is a summary of the Company's debt obligations at June 30, 2002 (in thousands):

                                               Expected Maturity Date
                           2002     2003     2004    2005       2006    Thereafter      Total     Fair Value
                        -------------------------------------------------------------------------------------
Fixed Rate Debt             -        -        -      49,907        -      494,620       544,527       559,498
Average Interest Rate       -        -        -       8.38%        -        5.43%         6.49%
Variable Rate Debt          -        -        -      83,035        -       67,750       150,785       150,785
Average Interest Rate       -        -        -       3.07%        -        3.34%         3.19%

Chelsea Property Group, Inc.

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held an annual meeting of stockholders on June 6, 2002, at which the following matters were voted upon:

1.	Election of three directors

2.	Approval of the Long-Term Incentive Plan

3.	Approval of appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2002

The results of the meeting were as follows:

                                 For            Against       Abstain     Non-Votes
                                 ---            -------       ---------   ---------
Proposal 1:
David C. Bloom                  13,052,924      2,732,924
Barry M. Ginsburg               15,319,033        465,615
Philip D. Kaltenbacher          15,475,760        310,088

Proposal 2:
Long-Term Incentive Plan        14,548,486      1,033,229     204,134

Proposal 3:
Independent Auditors            15,464,473        263,051      53,324

Messrs. William D. Bloom, Brendan T. Byrne, Robert Frommer and Reuben Leibowitz continued as directors after the meeting.

Item 6.  Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended June 30, 2002.

Chelsea Property Group, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHELSEA PROPERTY GROUP, INC. By: /s/ Michael J. Clarke Michael J. Clarke Chief Financial Officer

Date:  August 14, 2002

CERTIFICATION

I, David C. Bloom, chief executive officer of Chelsea Property Group, Inc. (the "Company"), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

1.	The quarterly report on Form 10-Q of the Company for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in such Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, I have executed this Certification this 14th day of August, 2002.

/s/ David C. Bloom David C. Bloom Chief Executive Officer

CERTIFICATION

I, Michael J. Clarke, chief financial officer of Chelsea Property Group, Inc. (the "Company"), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

1.	The quarterly report on Form 10-Q of the Company for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in such Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, I have executed this Certification this 14th day of August, 2002.

/s/ Michael J. Clarke Michael J. Clarke Chief Financial Officer