Form 10-Q
period 2002-09-30
CHELSEA PROPERTY GROUP INC
filed 2002-11-13
CIK 911215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ___________.

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value was 37,959,414 at October 31, 2002.

Chelsea Property Group, Inc.

Index

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)	Page

Condensed Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001	3

Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2002 and 2001	4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001	5

Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Controls and Procedures	29

Part II.	Other Information

Item 6.	Exhibits and Reports on Form 8-K	30

Signatures	31

Officer Certifications	32

Item 1. Financial Statements

Chelsea Property Group, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

                                                                           September 30,          December 31,
                                                                                 2002                  2001
                                                                           -----------------     ------------------
                                                                           (Unaudited)
Assets:
Rental properties:
     Land................................................................        $216,763              $160,458
     Depreciable property................................................       1,324,535               967,448
                                                                           -----------------     ------------------
Total rental property....................................................       1,541,298             1,127,906
Accumulated depreciation.................................................        (269,849)             (217,462)
                                                                           -----------------     ------------------
Rental properties, net...................................................       1,271,449               910,444
Cash and cash equivalents................................................          13,693                24,604
Restricted cash-escrows..................................................           4,212                 3,347
Investments in unconsolidated affiliates.................................          74,093                93,689
Notes receivable-related parties.........................................           2,746                 3,281
Deferred costs, net......................................................          15,835                22,534
Other assets.............................................................          48,656                41,409
                                                                           -----------------     -----------------
Total assets.............................................................      $1,430,684            $1,099,308
                                                                           =================     ==================

Liabilities and stockholders' equity:
Liabilities:
     Unsecured bank debt.................................................         $97,035                $5,035
     Unsecured notes.....................................................         472,647               373,294
     Mortgage debt.......................................................         307,677               170,209
     Construction payables...............................................           8,034                 8,001
     Accounts payable and accrued expenses...............................          36,026                47,039
     Accrued dividend and distribution payable...........................          22,711                 3,851
     Other liabilities...................................................          22,676                16,817
                                                                           -----------------     ------------------
Total liabilities........................................................         966,806               624,246

Commitments and contingencies

Minority interest........................................................         114,472               115,639

Stockholders' equity:
     8.375% series A cumulative redeemable preferred stock, $0.01 par value, authorized 5,000 shares, issued and outstanding
        797 in 2002 and 1,000 in 2001 (aggregate liquidation
        preference of $39,847 in 2002 and $50,000 in 2001) ..............               8                    10
        Common stock, $0.01 par value, authorized 50,000 shares,
         issued and outstanding 37,957 in 2002 and 37,540 in 2001........             380                   380
      Paid-in-capital....................................................         440,317               444,154
      Officer loan.......................................................            (488)                    -
      Distributions in excess of net income .............................         (84,724)              (82,142)
      Accumulated other comprehensive loss...............................          (6,087)               (2,979)
                                                                           -----------------     ------------------
Total stockholders' equity...............................................         349,406               359,423
                                                                           -----------------     ------------------
Total liabilities and stockholders' equity...............................      $1,430,684            $1,099,308
                                                                           =================     ==================

The accompanying notes are an integral part of the financial statements.

Chelsea Property Group, Inc.
Condensed Consolidated Statements of Income
for the Three and Nine Months Ended September 30, 2002 and 2001
(Unaudited)
(In thousands, except per share data)

                                                                Three Months Ended             Nine Months Ended
                                                                   September 30,                  September 30,
                                                               2002            2001           2002          2001
                                                          -------------- ---------------- -------------- ------------
Revenues:
   Base rent..............................................    $46,968         $30,528       $128,776       $87,930
   Percentage rent...................................           5,402           4,051         12,952         9,851
   Expense reimbursements............................          16,128          11,581         43,265        34,002
   Other income......................................           2,991           2,905          8,207         8,403
                                                          --------------   -------------  ------------  -------------
Total revenues.......................................          71,489          49,065        193,200       140,186
                                                          --------------   -------------  ------------  -------------

Expenses:
   Operating and maintenance.........................          19,389          12,779         53,779        37,505
   Depreciation and amortization.....................          15,045          12,174         42,229        35,479
   General and administrative........................           1,558             622          4,996         3,053
   Other.............................................           1,027             473          3,221         1,713
                                                          --------------   -------------  ------------  -------------
Total expenses.......................................          37,019          26,048        104,225        77,750
                                                          --------------   -------------  ------------  -------------

Income before unconsolidated investments, interest
expense and minority interest........................          34,470          23,017         88,975        62,436

Income from unconsolidated investments...............           2,032           3,953          8,784        10,509
Loss from Chelsea Interactive........................          (3,790)         (1,477)       (10,266)       (3,447)
Gain on sale of unconsolidated investment............          10,911               -         10,911             -
Interest expense.....................................         (13,098)         (8,891)       (33,691)      (26,326)
                                                          --------------   -------------  ------------  -------------
Income before minority interest......................          30,525          16,602         64,713        43,172

Minority interest....................................          (5,467)         (3,717)       (12,607)      (10,213)
                                                          --------------   -------------  ------------  -------------

Net income...........................................          25,058          12,885         52,106        32,959

Preferred dividend...................................           (835)          (1,047)        (2,588)       (3,141)
                                                          --------------   -------------   -----------  --------------

Net income available to common shareholders..........         $24,223        $ 11,838        $49,518       $29,818
                                                          ==============   =============   ===========  ==============

Basic:
Net income per common share..........................           $0.64           $0.36          $1.31         $0.92
                                                          ==============   =============   ===========  ==============

Weighted average common shares outstanding...........          37,950         33,136          37,799        32,538
                                                          ==============   =============   ===========  ==============

Diluted:
Net income per common share..........................           $0.61          $0.34           $1.26         $0.89
                                                          ==============   =============   ===========  ==============

Weighted average common shares outstanding...........          39,610         34,320          39,253        33,534
                                                          ==============   ==============  ===========  ==============

Chelsea Property Group, Inc.
Condensed Consolidated Statements of Cash Flows
for the Nine Months Ended September 30, 2002 and 2001
(Unaudited)
(In thousands)

                                                                                2002            2001
                                                                             -----------      ---------
   Cash flows from operating activities
   Net income...............................................................   $52,106          $32,959
   Adjustments to reconcile net income to net cash
      provided by operating activities:
     Depreciation and amortization..........................................    42,229           35,479
     Equity-in-earnings of unconsolidated investments in
         excess of distributions received...................................    (2,148)          (1,956)
     Loss from Chelsea Interactive..........................................    10,266            3,447
     Gain on sale of unconsolidated investment..............................   (10,911)             -
     Minority interest in net income........................................    12,607           10,213
     Proceeds from non-compete receivable...................................     4,300            4,600
     Amortization of non-compete revenue....................................    (3,852)          (3,852)
     Additions to deferred lease costs......................................      (603)            (391)
     Other operating activities.............................................      (641)            (349)
     Changes in assets and liabilities:
        Straight-line rent receivable.......................................    (2,441)          (1,181)
        Due from affiliates.................................................      (806)            (787)
         Other assets.......................................................     3,118            4,670
         Deferred incentive compensation payout...........................     (14,401)             -
         Accounts payable and accrued expenses..............................    (4,747)          (1,310)
                                                                              -----------    -------------
   Net cash provided by operating activities................................    84,076           81,542
                                                                              -----------    -------------

   Cash flows from investing activities
   Additions to rental properties...........................................  (133,502)         (89,572)
   Proceeds from sale of centers............................................     6,873              -
   Additions to investments in unconsolidated affiliates....................   (26,098)         (15,960)
   Proceeds from sale of investment in unconsolidated affiliate.............    11,293              -
   Distributions from investments in
         unconsolidated affiliates in excess of earnings....................       337            5,090
   Additions to deferred development costs..................................      (718)          (6,074)
   Payments from loans to  related parties..................................     1,085            1,725
   Loans to related parties.................................................      (550)          (2,750)
                                                                              -----------      -------------
   Net cash used in investing activities....................................  (141,280)        (107,541)
                                                                              -----------      -------------

   Cash flows from financing activities
   Debt proceeds............................................................   233,324          175,155
   Repayment of debt........................................................  (132,400)        (134,750)
   Net proceeds from sale of common stock...................................     5,089            26,110
   Distributions............................................................   (48,851)         (40,208)
   Redemption of preferred stock............................................    (9,654)             -
   Additions to deferred financing costs....................................    (1,215)          (2,054)
                                                                              -----------      -------------
   Net cash provided by financing activities................................    46,293           24,253
                                                                              -----------      -------------

   Net decrease in cash and cash equivalents................................   (10,911)          (1,746)
   Cash and cash equivalents, beginning of period...........................    24,604           18,036
                                                                              -----------      -------------
   Cash and cash equivalents, end of period.................................   $13,693          $16,290
                                                                              ===========      =============
       Non-cash investing activities:
          Additions to rental properties on consolidation of properties
           previously held as investments in unconsolidated affiliates        $275,960
                                                                              ==========
       Non-cash financing activities:
          Assumption of mortgage loan payable on consolidation of properties
          previously held as investments in unconsolidated affiliates         $228,026
                                                                              ==========

The accompanying notes are an integral part of the financial statements.

Chelsea Property Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Basis of Presentation

Chelsea Property Group, Inc. (the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”). The Company is the managing general partner of CPG Partners, L.P., (the “Operating Partnership” or “OP”), an operating partnership that specializes in owning, developing, leasing, marketing and managing upscale and fashion-oriented manufacturers’ outlet centers. As of September 30, 2002, the Company wholly or partially owned 54 centers in 28 states and Japan containing approximately 12.5 million square feet of gross leasable area (“GLA”). The Company’s portfolio is comprised of 27 Premium Outlet Centers containing 8.4 million square feet of GLA, (the “Premium Properties”) and 27 other retail centers containing approximately 4.1 million square feet of GLA (“Other Properties”) (collectively the “Properties”). The Company’s Premium Properties generated 85% of the retail net operating income for the nine months ended September 30, 2002. These Premium Properties generally are located near metropolitan areas including New York City, Los Angeles, Boston, Washington, D.C., San Francisco, Sacramento, Cleveland, Atlanta, Dallas, Portland (Oregon), Tokyo and Osaka, Japan. Some Premium Properties are also located within 20 miles of major tourist destinations including Palm Springs, Napa Valley, Orlando, and Honolulu.

The Company has developed a technology-based e-commerce platform through an unconsolidated affiliate, Chelsea Interactive, Inc. (“Chelsea Interactive”). This platform provides fashion and other retail brands with their own customized direct-to-the-consumer Internet online stores, incorporating e-commerce design, development, fulfillment and customer services.

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

On May 1, 2002, the Company declared a 2–for-1 stock split of the Company’s common shares. The stock dividend was paid May 28, 2002 to shareholders of record on May 14, 2002. All amounts in the accompanying financial statements reflect the stock split.

Disclosure about the fair value of financial instruments is based on pertinent information available to management as of September 30, 2002, using available market information and appropriate valuation methodologies. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since such date and current estimates of fair value may differ significantly from the amounts presented herein.

Common ownership of the OP as of September 30, 2002 was approximately as follows:

Company Unitholders Total	85.8% 14.2% 100.0%	37,957,000 6,273,000 44,230,000	units units

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

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation (continued)

Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

In October 2001, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS 121. The new standard became effective and was adopted by the Company on January 1, 2002. The adoption of this pronouncement did not have a material impact on the Company’s results of operations or financial position.

In May 2002, the FASB issued SFAS No. 145, “Reporting Gains and Losses from Extinguishment of Debt”, which rescinded SFAS No. 4, No. 44 and No. 64 and amended SFAS No. 13. The new standard addresses the income statement classification of gains or losses from the extinguishment of debt and criteria for classification as extraordinary items. The new standard became effective for fiscal years beginning after May 15, 2002. The Company adopted this pronouncement on April 1, 2002. The adoption of this pronouncement did not have a material impact on the Company’s results of operations or financial position.

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

2. Acquisitions and Dispositions

Acquisitions

On April 1, 2002, the OP became the sole owner of the Orlando Premium Outlets (“OPO”) by acquiring Simon Property Group, Inc.'s (“Simon”) 50% undivided ownership interest for $46.6 million in cash and the assumption of $29.7 million of existing mortgage debt and the guarantee related thereto. On June 16, 2002, the Company repaid the outstanding balance of $59.4 million and extinguished the mortgage. After closing the transaction the operating results and balance sheet of OPO were consolidated in the accompanying financial statements.

On April 1, 2002, the OP purchased a 305,000 square foot center located in Edinburgh, Indiana for $27.0 million in cash. The center is classified as Other Properties.

On August 20, 2002, the OP became the sole owner of four premium outlets by acquiring Fortress’ 51% undivided ownership interest in a joint venture (“F/C”). The OP paid $58.9 million in cash and assumed $86.5 million of existing mortgage debt on the properties. After closing the transaction, the operating results and balance sheet of the four premium outlets, including $169.6 million of existing nonrecourse mortgage debt, were consolidated in the accompanying financial statements.

On September 27, 2002, the Company signed an agreement to acquire two outlet centers; a 305,000 square-foot center located in Albertville, Minnesota and a 278,000 square foot center located in Johnson Creek, Wisconsin for a total purchase price of approximately $89.5 million. The transaction is expected to be financed by issuing approximately $45.5 million of limited partnership units in the OP and the balance from the Company’s Senior Credit Facility. Subject to certain conditions, the transaction is expected to close before year-end 2002 and there can be no assurance that the transaction will close.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

2. Acquisitions and Dispositions (continued)

Dispositions

During June and July 2002, the Company sold four Other Properties and two outparcels generating net proceeds of approximately $6.8 million, which approximated the net book value of these properties. Accordingly, no gain or loss on the sale was recognized.

On November 1, 2002, the Company sold an additional Other Property that generated net proceeds of approximately $0.7 million, which resulted in a gain of approximately $0.3 million.

3. Investments in Affiliates

The OP holds interests in domestic and international joint ventures. Non-controlling investments are accounted for under the equity method. Income from unconsolidated investments and loss from Chelsea Interactive includes equity-in-earnings, management, advisory, license, leasing and guarantee fees earned from these affiliates.

The Company has developed an e-commerce venture through its affiliate, Chelsea Interactive. The Board of Directors has approved a funding commitment of up to $60 million. As of September 30, 2002, the Company has funded $51.6 million and anticipates that the balance of the funding will be used for development and operating cash shortfalls. The net book value of the Company’s investment as of September 30, 2002 was $35 million. While management currently believes that it is possible to recover the net book value of the investment through future cash flows if revenues from existing brands improve and/or additional brands are secured, there is substantial risk that Chelsea Interactive will not: (1) generate sufficient future revenues for the Company to recover its investment; (2) achieve positive cash flow before reaching the Company’s committed funding of $60 million; (3) successfully complete a satisfactory arrangement with a financial/business investor; or (4) continue as a going concern. As a result of these risk factors, management may at any time determine that it is necessary to significantly write down or write off the Company’s $35 million net book value investment. The Company is actively pursuing and negotiating with potential investors to provide capital and further develop the business. The Company owns 100% of the non-voting preferred stock of Chelsea Interactive and 50% of the non-voting common stock representing 40% of the total common stock.

As of September 30, 2002, the OP’s interests in joint ventures also included a 40% interest in Chelsea Japan Co., Ltd. (“Chelsea Japan”), a 50% interest in Las Vegas Premium Outlets (“Simon-Las Vegas”) and a 50% interest in Chicago Premium Outlets (“Simon-Chicago”) with Simon (collectively “Simon-Ventures”) and minority interests in various outlet centers and development projects in Europe operated by Value Retail PLC (“Value Retail”).

In April 2002, the OP purchased Simon’s 50% undivided ownership interest in OPO for $46.6 million in cash and assumed Simon’s $29.7 million pro-rata share of existing mortgage debt. The operations and balance sheet of OPO are consolidated in the accompanying financial statements from the buyout date.

In June 2002, the OP and Simon entered into a new 50/50 joint venture to develop and operate Simon–Las Vegas, a 430,000 square-foot single-phase premium outlet center located in Las Vegas, Nevada, scheduled to open in summer 2003. On June 20, 2002, Simon-Las Vegas purchased a 40-acre site and commenced construction. The Company will be responsible for financing its 50% share of development costs which are expected to be approximately $48.0 million.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. Investments in Affiliates (continued)

In July 2002, the joint venture partner in F/C exercised its option under the F/C Limited Liability Company Agreement to invoke the “Buy/Sell Right”. This gave the Company the option to sell its 49% ownership interest in F/C or buy the partner’s 51% ownership interest. On August 20, 2002, the Company exercised its right to buy the 51% interest for cash of $58.9 million. The operations and balance sheet of the four F/C premium outlet centers were consolidated in the accompanying financial statements from the buyout date.

In August 2002, the OP and Simon entered into a new 50/50 joint venture to develop and operate Simon-Chicago, a 435,000 square-foot single-phase premium outlet center located in Aurora, Illinois, near Chicago. The center is scheduled to open in mid-2004. On September 23, 2002, Simon-Chicago purchased a 140-acre site, including 80 acres of conservation area, and commenced construction. The Company will be responsible for financing its 50% share of the development costs which are expected to be approximately $46.0 million.

In July 2002, the Company sold approximately 40% of its holdings in Value Retail to a third party for $11.4 million, resulting in a gain of approximately $10.9 million which was recorded as a gain on sale of unconsolidated investment in the accompanying financial statements.

The following is a summary of investments in and amounts due from affiliates as of September 30, 2002 (in thousands):

                                          Chelsea        Simon-       Simon-       Chelsea
                                F/C        Japan         Orlando      Ventures    Interactive     Other       Total
                            ----------    ----------    ----------   -----------  ------------  ----------  ---------

Balance 12/31/01........     $36,118      $ 9,296        $9,723      $   -         $ 34,856      $3,696      $93,689

Additional
      investment........         -             13             -        24,410        10,968         303       35,694
Dispositions............     (36,531)           -        (9,199)          -            -           (382)     (46,112)
  Income (loss) from
   unconsolidated
    investments.......         4,331        3,116         1,310           -         (10,266)         27       (1,482)
Distributions and fees..      (2,841)      (1,345)         (250)          -            -           -          (4,436)
Advances (net)..........      (1,077)        (374)       (1,584)          364          (539)         (50)     (3,260)
                             ---------    ----------    ----------   -----------  ------------  ----------   ---------
Balance 9/30/02.........    $    -        $10,706       $     -      $ 24,774      $ 35,019       $3,594     $74,093
                             =========    ==========    ==========   ===========  ============  ==========   =========

Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. Investments in Affiliates (continued)

The Company’s share of income (loss) before depreciation, depreciation expense and income (loss) from unconsolidated investments for the three and nine months ended September 30, 2002 and 2001 are as follows (in thousands):

                                                       For the Three Months Ended September 30,
                      --------------------------------------------------------------------------------------------
                                       2002                                           2001
                      --------------------------------------------------------------------------------------------
                                                    Income       |                                    Income
                      Income (loss)               (loss) from    |   Income (loss)                   (loss) from
                      before                       Unconsol.     |      before                         Unconsol.
                      Depreciation     Depr.      Investments    |   Depreciation       Depr.         Investments
                      ------------    ---------  -------------   | ---------------    -----------    --------------
F/C...............      $ 1,369        $  400      $  969        |      $2,345         $   677        $ 1,668
Chelsea                                                          |
  Japan.........          1,532           471       1,061        |       1,214             382            832
Simon-                                                           |
  Orlando.......              -             -           -        |       2,077             569          1,508
Other............             2             -           2        |         (55)              -            (55)
                      ------------    ---------  -----------     | -------------      ----------    ------------
Total..............      $2,903        $  871      $2,032        |      $5,581          $1,628        $ 3,953
Chelsea               ============    =========  ===========     |  =============      ==========    ============
 Interactive......      ($1,594)       $2,196    ($ 3,790)       |     ($  580)         $  897       ($ 1,477)
                      ============    =========  ===========     | =============      ===========   ============

                                                          For the Nine Months Ended September 30,
                      ---------------------------------------------------------------------------------------------
                                       2002                                           2001
                      ---------------------------------------------------------------------------------------------
                                                    Income       |                                     Income
                      Income (loss)               (loss) from    |   Income (loss)                  (loss) from
                      before                       Unconsol.     |      before                         Unconsol.
                      Depreciation     Depr.      Investments    |   Depreciation       Depr.         Investments
                      -------------- ---------    -------------- |   -------------    ---------   ----------------
                                                                 |
F/C................    $  6,178        $1,847    $  4,331        |     $ 6,574          $1,994       $  4,580
Chelsea                                                          |
  Japan............       4,419         1,303       3,116        |       3,389           1,001          2,388
Simon-                                                           |
  Orlando..........       1,833           523       1,310        |       5,272           1,705          3,567
Other..............          27             -          27        |         (26)              -            (26)
                      ------------    ---------  -----------     | -------------      ----------    ------------
Total..............     $12,457        $3,673    $  8,784        |     $15,209          $4,700        $10,509
Chelsea               ============    =========  ===========     | =============      ==========    ============
Interactive........   ($  4,502)       $5,764    ($10,266)       |    ($ 1,497)         $1,950       ($ 3,447)
                      ============    =========  ===========     | =============      ===========   ============

Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. Investments in Affiliates (continued)

Condensed financial information as of September 30, 2002 and December 31, 2001 and for the three and nine month periods ended September 30, 2002 and 2001 for F/C, Chelsea Japan, Simon-Orlando and Simon-Ventures (which are included in “Retail”) and Chelsea Interactive is as follows (in thousands):

                                                                            Chelsea
                                                            Retail         Interactive
                                                        -------------     -------------

Property, plant and equipment (net)
     September 30, 2002................................... $109,933         $32,910
     December 31, 2001....................................  355,427          29,923

Total assets
     September 30, 2002...................................  151,851          34,109
     December 31, 2001....................................  409,944          34,963

Long term debt (1)
     September 30, 2002...................................   57,393              -
     December 31, 2001....................................  282,057              -

Total liabilities
     September 30, 2002...................................   95,245           1,910
     December 31, 2001....................................  321,854           2,665

Net income (loss)
  Three months ended:
        September 30, 2002................................    2,501          (3,790)
        September 30, 2001................................    5,482          (2,954)

 Nine months ended:
        September 30, 2002................................   11,549         (11,127)
        September 30, 2001................................   13,864          (8,195)

Company's share of net income (loss)
  Three months ended:
        September 30, 2002................................    1,115          (3,790)
        September 30, 2001................................    2,642          (1,477)

  Nine months ended:
        September 30, 2002................................    5,374         (10,266)
        September 30, 2001................................    6,654          (3,447)

Fee income
  Three months ended:
        September 30, 2002................................      915              -
        September 30, 2001................................    1,366              -

  Nine months ended:
        September 30, 2002................................    3,383              -
        September 30, 2001................................    3,881              -

(1) Long-term debt includes $57.4 million in Chelsea Japan as of September 30, 2002 and $170.5 million in F/C, $58.5 million in Simon-Orlando and $53.1 million in Chelsea Japan as of December 31, 2001.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. Non-Compete Agreement

The Company recognized income from its non-compete agreement with The Mills Corporation of $1.3 million during the three months ended September 30, 2002 and 2001 and $3.9 million during the nine months ended September 30, 2002 and 2001. Such amounts are included in other income in the accompanying financial statements.

5. Debt

Unsecured Bank Debt

In July 2002, the Company increased its senior unsecured revolving bank line of credit to $200.0 million (the “Senior Credit Facility”). Under the new terms, the Senior Credit Facility’s expiration is March 31, 2005, and the Company has the right to extend the maturity until March 31, 2006. The Senior Credit Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.05% (2.88% at September 30, 2002) or the prime rate, at the Company’s option. The LIBOR rate spread ranges from 0.85% to 1.50% depending on the Company’s Senior Debt rating. A facility fee of 0.125% on the Senior Credit Facility is payable annually in advance. At September 30, 2002, $92.0 million was outstanding under the Senior Credit Facility.

The Company also has a $5.0 million term loan (the “Term Loan”) that carries the same interest rate and maturity as the Senior Credit Facility.

Unsecured Notes

A summary of the terms of the unsecured notes outstanding as of September 30, 2002 and December 31, 2001, is as follows (in thousands):

                                                           September 30,      December 31,       Effective
                                                            2002                2001             Yield (1)
                                                         ---------------     --------------    -------------

8.375% Unsecured Notes due August 2005.................   $.49,915            $  49,892           8.44%
7.25% Unsecured Notes due October 2007.................    124,833              124,809           7.29%
8.625% Unsecured Notes due August 2009.................     49,930               49,923           8.66%
8.25% Unsecured Notes due February 2011................    148,780              148,670           8.40%
6.875% Unsecured Notes due June 2012...................     99,189                    -           6.90%
                                                        -----------------    ---------------
   Total                                                  $472,647             $373,294
                                                        =================    ===============

(1)   Including discount on the notes

On June 18, 2002, the OP completed a $100 million debt offering consisting of $100 million of 6.875% unsecured term notes due June 2012 that were priced to yield 6.90% to investors. Proceeds were used to repay borrowings under the Allen Premium Outlets and OPO construction loans that were to mature in February 2003 and August 2002, respectively, and for general corporate purposes.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

5. Debt (continued)

Mortgage Debt

A summary of the terms of the mortgage debt outstanding as of September 30, 2002 and December 31, 2001 and the related interest rate and Net Book Value ("NBV") of the associated collateral as of September 30, 2002 are as follows (in thousands):

                             September 30,      December 31,                         Interest
                                 2002               2001            Due Date           Rate            NBV
                           ------------------ ----------------    ---------------    -----------    -------------
Construction Loan (1)         $     -            $29,531                  -                -          $     -
F/C Mortgage Loan (2)          168,448                -              July 2008           6.99%         257,589
Bank Mortgage Loan (3)          67,500            68,250            April 2010           7.26%          72,662
Mortgage Loan (4)               71,729            72,428         December 2012           7.67%          75,711
                           ------------------  --------------                                        ------------
                              $307,677           $170,209                                             $405,962
                           ==================  ==============                                        ============
(1)	On June 18, 2002, the OP repaid and extinguished the loan.

(2)	The F/C Mortgage Loan was consolidated as part of the August 20, 2002 buyout of Fortress' 51% interest in the F/C joint venture. The mortgage bears interest at 6.99% per annum through July 11, 2008 (the "Optional Prepayment Date") and thereafter at a rate equal to the greater of 8.4% plus 5% or the Treasury Rate, as defined, plus 6.5% until the earlier of the date the mortgage is paid in full or its maturity date of July 11, 2028. The mortgage may be prepaid in whole or in part at any time after the Optional Prepayment Date without a prepayment penalty. The mortgage calls for a $1.2 million fixed monthly interest plus principal payment based on a 26-year amortization schedule. The F/C Mortgage Loan had a face value of $169.6 million and a carrying amount of $168.7 million on the buyout date. During the nine months ended September 30, 2002, the Company recognized $10,000 in debt discount amortization that is included in interest expense in the accompanying financial statements.

(3)	In April 2000, Chelsea Financing entered into a $70.0 million Bank Mortgage Loan secured by its four properties. The Bank Mortgage Loan bears interest equal to LIBOR plus 1.50% (3.32% at September 30, 2002) or prime rate plus 1.0% and calls for quarterly principal amortization of $0.3 million through April 2005 and thereafter $0.5 million per quarter until maturity. In December 2000, the Company entered into an interest rate swap agreement effective January 2, 2001 to hedge against unfavorable fluctuations in LIBOR rates by fixing the interest rate at 7.26% until January 2006. During the nine months ended September 30, 2002, the Company recognized interest expense of $2.0 million on the hedge, that is included in interest expense in the accompanying financial statements.

(4)	The Mortgage Loan was assumed as part of a September 2001 acquisition. The stated interest rate of 9.1% was greater than that available to the Company in the public debt markets. Accordingly the Company recorded a $6.9 million debt premium that will be amortized over the period of the loan and which reduces the effective interest rate to 7.67%. The loan calls for fixed monthly debt service payments of $0.5 million for interest plus principal based on a 26-year amortization schedule. The Mortgage Loan matures in March 2028 but can be prepaid beginning December 2012. During the nine months ended September 30, 2002, the Company recognized $0.3 million in debt premium amortization that is included in interest expense in the accompanying financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

5. Debt (continued)

Interest and loan costs of approximately $0.8 million and $0.4 million were capitalized as development costs during the three months ended September 30, 2002 and 2001, respectively; and approximately $2.1 million and $1.5 million during the nine months ended September 30, 2002 and 2001, respectively.

6. Financial Instruments: Derivatives and Hedging

The Company employs interest rate and foreign currency forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying hedged transaction affects net income, expires or is otherwise terminated or assigned.

At September 30, 2002 the Company's interest rate swap was reported at its fair value and classified as an other liability of $6.9 million. As of September 30, 2002, there was $6.9 million in deferred losses that was included in accumulated other comprehensive loss, and minority interest. Within the next twelve months, the Company expects to reclassify to earnings approximately $2.1 million of the current balance.

Hedge Type	Notional Value	Rate	Maturity	Fair Value
Swap, Cash Flow	$67.5 million	5.7625%	1/1/06	($6.9 million)

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

The notional value and fair value of the above hedge provides an indication of the extent of the Company’s involvement in financial derivative instruments at September 30, 2002, but do not represent exposure to credit, interest rate, foreign exchange or market risk.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

7. Stockholders' Equity

Following is a statement of stockholders’ equity for the nine months ended September 30, 2002 (in thousands):

                               Preferred  Common                            Distrib. in     Accum.          Total
                               Stock At    Stock At   Paid-in-    Officer   Excess of      Other Comp.   Stockholders'
                               Par Value  Par Value   Capital     Loan      Net Income     Income(Loss)      Equity
                              ----------  ---------- ---------   --------  ------------   -------------  -------------

Balance December 31, 2001.....  $10        $190      $444,344    $   -      ($82,142)       ($2,979)        $359,423

Net income....................    -           -             -        -        52,106              -           52,106
Other comprehensive
     income/(loss):
     Foreign currency
     translation..............    -           -             -        -             -            187              187
     Interest rate swap.......    -           -             -        -             -         (3,295)          (3,295)
                                                                                                            ---------
Total comprehensive
     income...................                                                                                48,998
                                                                                                            ---------

2-for-1 stock split...........    -         189          (189)       -             -              -                -
Preferred dividend............    -           -             -        -        (2,587)             -           (2,587)
Redemption of preferred
     stock (net of costs)......  (2)          -        (9,652)       -             -              -           (9,654)

Cash distributions declared
     ($1.38 per common share)..   -           -             -        -       (52,101)             -          (52,101)
Exercise of stock options......   -           1         5,431        -             -              -            5,432
Officer Loan...................   -           -             -     (488)            -              -             (488)
Shares issued in exchange for
     units of the OP...........   -           -           239        -             -              -              239
Shares issued through Employee
     Stock Purchase
     Plan (net of costs).......   -           -           144        -             -              -              144
                               ---------  ---------  ----------  --------   ------------    ----------     ------------
Balance September 30, 2002       $8        $380      $440,317    ($488)      ($84,724)      ($6,087)        $349,406
                               =========  =========  ==========  ========   ============    ==========     ============

On May 1, 2002, the Company declared a 2-for-1 stock split of the Company’s common shares. The stock dividend was paid May 28, 2002 to shareholders of record on May 14, 2002.

During the nine months ended September 30, 2002, the Company redeemed and retired 136,500 shares of Preferred Stock at a net price of $47 per share, and 66,552 shares at a net price of $47.25 per share.

8. Dividends

On September 18, 2002, the Board of Directors of the Company declared a $0.485 per share dividend to shareholders of record on September 30, 2002. The dividend, totaling $18.4 million, was paid on October 15, 2002. The OP simultaneously paid a $0.485 per unit cash distribution, totaling $3.0 million, to its minority unitholders.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. Income Taxes

At September 30, 2002, the Company was in compliance with all REIT requirements under Section 856(c) of the Internal Revenue Code of 1986, as amended, and as such, was not subject to federal income taxes.

10. Net Income Per Common Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock of 1.7 million and 1.2 million for the three months ended September 30, 2002 and 2001 and 1.5 million and 1.0 million for the nine months ended September 30, 2002 and 2001.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated and assumes that the Company’s 2-for-1 stock split had occurred on January 1, 2001:

                                                                        Three Months              Nine Months
                                                                      Ended September 30,       Ended September 30,
(In thousands, except per share amounts)                              2002         2001         2002         2001
                                                                     ----------  ---------     ---------    --------
Numerator
Numerator for basic and diluted earnings per share -
   Net income available to common shareholders.                       $24,223     $ 11,838      $49,518      $29,818

Denominator
Denominator for basic earnings per share-
   Weighted average shares.......................................      37,950       16,568       37,799       16,269
   Increase in shares due to effect of 2-for-1 stock split.......           -       16,568            -       16,269
                                                                     ----------    ----------   --------    ----------
   Denominator for basic earnings per share......................      37,950       33,136       37,799       32,538

Effect of dilutive securities-
  Stock options...................................................      1,660          592        1,454          498
  Increase in shares due to effect of 2-for-1 stock split.........          -          592            -          498
                                                                     ----------    ----------   ---------   ----------
  Effect of dilutive securities...................................      1,660        1,184        1,454          996

Denominator for diluted earnings per share-
  Adjusted weighted average shares assumed conversions............     39,610       17,160       39,253       16,767
  Increase in shares due to effect of 2-for-1 stock split.........          -       17,160            -       16,767
                                                                     ----------    ----------   ---------   ----------
  Denominator for diluted earnings per share......................     39,610       34,320       39,253       33,534

Per share amounts:
  Net income - basic...............................................     $0.64        $0.36        $1.31        $0.92
  Net income - diluted.............................................     $0.61        $0.34        $1.26        $0.89

Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. Commitments and Contingencies

On May 15, 2002, the Company entered into a 50/50 joint venture agreement with Sordo Madaleno y Asociados and Mr. Carlos Peralta of Mexico City to jointly develop premium outlet centers in Mexico. Subject to entitlements, site work for the 200,000 square-foot first phase of the outlet project is scheduled to commence later in 2002, with construction to begin shortly thereafter. Phase I is expected to open in 2004. The site can support a second phase containing approximately 175,000 square feet of GLA. To date, the Company has committed $3.0 million to the joint venture.

In connection with the Simon-Ventures, the Company has committed to provide 50% of the development costs of two centers, which are expected to be approximately $48.0 million to Simon-Las Vegas and $46.0 million to Simon-Chicago. As of September 30, 2002, the Company had contributed $17.3 million to Simon-Las Vegas and $7.1 million to Simon-Chicago.

In June 1999, the Company entered into an agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan. The joint venture is known as Chelsea Japan Co., Ltd. ("Chelsea Japan").

Borrowings related to Chelsea Japan for which the Company and the OP have provided guarantees as of September 30, 2002 are as follows (in thousands):

        Total Facility                                      Outstanding

  Yen             US $ Equivalent    |   Yen        US $ Equivalent    US $ Guarantee    Due Date    Interest Rate
  ---             ---------------    |   ---        ---------------    --------------    --------    -------------
4.0 billion (1)   $32.8 million      | 1.0 billion   $8.5 million        $8.5 million       2003        1.46%
3.8 billion (2)    31.2 million      | 3.7 billion   30.0 million        12.0 million       2015        2.20%
0.6 billion (2)     4.9 million      | 0.6 billion    4.9 million         2.0 million       2012        1.50%
(1)	Facility entered into by an equity investee of the Company and has a one-year extension option; amended in November 2002 to allow for one additional year extension.

(2)	Facilities entered into by Chelsea Japan, secured by Gotemba and Rinku and 40% severally guaranteed by the Company.

The Company agreed under a standby facility to provide up to $22.0 million in limited debt service guarantees for loans provided to Value Retail and affiliates to construct outlet centers in Europe. The term of the standby facility expired in November 2001 and guarantees shall not be outstanding for longer than five years after project completion. As of September 30, 2002, the Company had provided limited debt service guarantees of approximately $18.0 million to Value Retail.

At September 30, 2002, other assets includes $6.9 million and accrued expenses and other liabilities include $8.0 million related to the 2002 deferred unit incentive program with certain key officers which may be paid in 2007.

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

Notes to Condensed Consolidated Financial Statements
(Unaudited)

12. Related Party Information

In 1999, the OP established a $6.0 million secured loan facility that will expire in June 2004 for the benefit of certain unitholders. Each unit holder borrower issues a note that is secured by OP units, bears interest at a rate of LIBOR plus 200 basis points per annum, payable quarterly and is due by the facility expiration date. At December 31, 2001, loans made to unitholders or affiliates of management of the Company, totaled $3.2 million. During the nine months ended September 30, 2002, the Company received a $0.5 million payoff of one loan and a $0.6 million pay down on the other loan outstanding. During March and May of 2002, the Company advanced a total of $1.0 million to another unitholder $0.5 million of which was used to exercise Company stock options. The carrying value of such loans approximated fair value at September 30, 2002. Effective June 1, 2002, the Company changed its policy to eliminate new loans to directors and officers.

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2002 and 2001, respectively: risk-free interest rate of 5% for 2002 and 2001; volatility factor of the expected market price of the Company’s common stock based on historical results of 0.236 for 2002 and 2001, and dividend yield of 6% in 2002 and 7% in 2001, respectively, and an expected option life of four years. On March 13, 2002, the Company granted options to acquire 1,510,000 shares at an exercise price of $26.30 that will expire in 2012.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands except for earnings per share information):

                                              Three Months Ended           Nine Months Ended
                                                September 30,                    September 30,
                                             2002            2001             2002           2001
                                          ------------    -----------      -----------    ------------
Pro forma net income                        $23,712        $11,597          $47,956         $29,099
Pro forma earnings per share:
     Basic                                    $0.62         $0.35             $1.27           $0.89
     Diluted                                  $0.60         $0.34             $1.22           $0.87

14. Segment Information

The Company is principally engaged in the development, ownership, acquisition and operation of manufacturers’ outlet centers and has determined that under SFAS No.131 “Disclosures About Segments of an Enterprise and Related Information” it has three reportable retail real estate segments: premium domestic, other domestic and international. The Company evaluates real estate performance and allocates resources based on Net Operating Income (“NOI”) defined as total revenue less operating and maintenance expense. The primary sources of revenue are generated from tenant base rents, percentage rents and reimbursement revenue. Operating expenses primarily consist of common area maintenance, real estate taxes and promotional expenses. The retail real estate business segments meet the quantitative threshold for determining reportable segments.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

14. Segment Information (continued)

                                        Premium      Other
(in thousands)                         Domestic      Domestic      International       Other       Total
---------------------------------------------------------------------------------------------------------
                                                        (1)           (2)             (3)
Total revenues
  Three months ended:
        September 30, 2002.........      $58,302     $11,805            $ -          $1,382       $71,489
        September 30, 2001.........       46,696         713              -           1,656        49,065

  Nine months ended:
        September 30, 2002.........      153,489      35,589              -           4,122       193,200
        September 30, 2001.........      134,159         713              -           5,314       140,186

Interest income
  Three months ended:
        September 30, 2002.........          252          76              -             105           433
        September 30, 2001.........          204           -              -             372           576

  Nine months ended:
        September 30, 2002.........          792         140              -             276         1,208
        September 30, 2001.........          617           -              -           1,451         2,068

Income from unconsolidated
      investments
  Three months ended:
        September 30, 2002.........          971           -          1,061          (3,790)       (1,758)
        September 30, 2001.........        3,176           -            777          (1,477)        2,476

  Nine months ended:
        September 30, 2002.........        5,643           -          3,141         (10,266)       (1,482)
        September 30, 2001.........        8,147           -          2,362          (3,447)        7,062

NOI
  Three months ended:
        September 30, 2002.........       45,488      10,350          2,064          (6,546)       51,356
        September 30, 2001.........       37,743         548          1,657             633        40,581

  Nine months ended:
        September 30, 2002.........      122,527      21,297          5,915          (9,109)      140,630
        September 30, 2001.........      108,010         548          4,601            (403)      112,756

Fixed asset additions
  Nine months ended:
        September 30, 2002.........      103,520      28,550              -           1,432       133,502
        September 30, 2001.........       46,849      41,451              -           1,272        89,572

Total assets
        September 30, 2002.........    1,179,977     214,542         14,307          21,858     1,430,684
        December 31, 2001..........      866,738     194,406         15,092          23,072     1,099,308
(1)	Approximately 25% of the GLA is occupied by and approximately 13% of annualized revenue is derived from one tenant.
(2)	Principally comprised of the Company's interest in Chelsea Japan.
(3)	Includes corporate overhead assets and results from Chelsea Interactive.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

14. Segment Information (continued)

Following is a reconciliation of net operating income to net income for the three and nine months ended September 30, 2002 and 2001 (in thousands):

                                                                    Three Months Ended          Nine Months Ended
                                                                       September 30,              September 30,
                                                                        2002         2001          2002       2001
                                                                 --------------------------   -----------  ------------
    Segment NOI................................................     $51,356       $40,581     $140,630     $112,756
    Interest expense - consolidated............................     (13,098)       (8,891)     (33,691)     (26,326)
    Interest expense - unconsolidated investments..............        (146)         (145)        (413)        (445)
    Depreciation and amortization expense - consolidated.......     (15,045)      (12,174)     (42,229)     (35,479)
    Depreciation and amortization
                 expense - unconsolidated investments..........        (871)       (1,628)      (3,673)      (4,700)
    Depreciation and amortization
                 expense - Chelsea Interactive.................      (2,196)         (897)      (5,764)      (1,950)
    Income tax - unconsolidated investments....................        (386)         (244)      (1,058)        (684)
    Gain on sale of  asset - unconsolidated investments........       10,911             -       10,911            -
    Minority interest..........................................      (5,467)       (3,717)     (12,607)     (10,213)
                                                                 --------------------------   -----------  -----------
    Net income.................................................      $25,058       $12,885      $52,106      $32,959
                                                                 ==========================   ===========  ===========

15. Subsequent Event

On November 12, 2002, the Company announced that it had signed a definitive agreement to acquire four outlet centers from New Plan Excel Realty Trust, Inc. for an all cash aggregate price of $193 million. The four properties, totaling 1.3 million square feet of GLA, are a 293,000 square-foot center located in Jackson, New Jersey; a 400,000 square-foot center located in Osage Beach, Missouri; a 329,000 square-foot center located in St. Augustine, Florida; and a 317,000 square-foot center located in Branson, Missouri. Subject to certain conditions, the transaction is expected to close on or about December 31, 2002 and there can be no assurance that the transaction will close.

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

General Overview

From October 1, 2001 to September 30, 2002, the Company grew by increasing rents at its operating centers, expanding three centers, acquiring 32 retail centers and purchasing ownership interests in five centers previously held as unconsolidated investments. Increasing rents at operating centers resulted in base rent growth of $2.5 million. The Company re-leased or renewed approximately 1.0 million square feet of Premium Property GLA during the twelve months ended September 30, 2002 for which initial contractual cash rents under new leases were 12% higher than expiring leases. The expansion of two wholly-owned centers increased base rent by $1.4 million. The acquisition of 32 retail centers increased base rent by $26.4 million. The purchase of ownership interests in the five centers previously held as unconsolidated investments resulted in base rent growth of $9.3 million and a decrease in income from unconsolidated investments of $1.7 million during the nine months ended September 30, 2002. Income from unconsolidated investments was positively impacted by the results of Chelsea Japan due to higher earnings, increased fees and the opening of the expansion of Rinku Premium Outlets during March 2002.

The Company operated GLA of 12.5 million square feet at September 30, 2002 and 2001. The Company’s Premium Properties consisted of 27 wholly or partially owned centers containing 8.4 million square feet of GLA at September 30, 2002 and 28 wholly or partially owned centers containing 8.2 million square feet of GLA at September 30, 2001. The Company’s wholly-owned Other Properties consisted of 27 centers containing 4.1 million square feet of GLA at September 30, 2002 and 30 wholly-owned centers containing 4.3 million square feet of GLA at September 30, 2001.

Net GLA added since October 1, 2001 is detailed as follows:

                                              12 Months Ended      9 Months Ended         3 Months Ended
                                             September 30, 2002   September 30, 2002     December 31, 2001
                                             -------------------  -------------------   --------------------
Changes in GLA (sf in 000's):

Centers expanded:
     Rinku Premium Outlets (40% owned) ......         70                70                      -
     Napa Premium Outlets....................          9                 9                      -
     Allen Premium Outlets...................        115                (4)                    119
     Other...................................         (7)               (4)                     (3)
                                              --------------     --------------         --------------------
Total centers expanded.......................        187                71                     116

Centers acquired:
    Edinburgh Outlets........................        305               305                       -
                                             ---------------     --------------        ---------------------

Centers sold:
     Other Properties........................       (433)             (433)                      -
     Mammoth Premium Outlets.................        (35)                -                     (35)
                                             ----------------    --------------         --------------------
Total centers sold...........................       (468)             (433)                    (35)

Net GLA change during the period.............         24               (57)                     81

GLA at end of period.........................     12,517            12,517                  12,574

Results of Operations

Comparison of the three months ended September 30, 2002 to the three months ended September 30, 2001.

Income before minority interest increased $13.9 million, or 83.9%, to $30.5 million for the three months ended September 30, 2002, from $16.6 million for the three months ended September 30, 2001. This increase was primarily the result of the acquisition of the 31 retail centers on September 25, 2001, the acquisition of one center in April 2002, the buyout and consolidation of five centers previously held as unconsolidated investments, a gain resulting from the partial sale of an unconsolidated investment, and higher rents on releasing and renewals during 2002, partially offset by higher interest costs and increased losses from Chelsea Interactive.

Base rentals increased $16.4 million, or 53.9%, to $46.9 million for the three months ended September 30, 2002, from $30.5 million for the three months ended September 30, 2001, due to the acquisition of the 32 retail centers and the buyouts of ownership interests in five centers in 2002, higher average rents on releasing and renewals and the expansion of a center in late 2001.

Percentage rents increased $1.3 million, or 33.3%, to $5.4 million for the three months ended September 30, 2002, from $4.1 million for the three months ended September 30, 2001, primarily due to higher tenant sales, the acquisition of the 32 retail centers and the buyouts of ownership interests in five centers during 2002.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $4.5 million, or 39.3%, to $16.1 million for the three months ended September 30, 2002, from $11.6 million for the three months ended September 30, 2001, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses for the Premium Properties was 89.9% for the three months ended September 30, 2002 compared to 90.6% for the three months ended September 30, 2001. The average recovery of reimbursable expenses for the Other Properties was 57.7% for the three months ended September 30, 2002.

Other income increased $0.1 million, to $3.0 million for the three months ended September 30, 2002, from $2.9 million for the three months ended September 30, 2001, primarily due to increased ancillary operating income from the acquisition of the 32 new retail centers and the buyouts of ownership interests in five centers in 2002 partially offset by decreased interest income from lower interest rates and the sale of an outparcel during 2001.

Operating and maintenance expenses increased $6.6 million, or 51.7%, to $19.4 million for the three months ended September 30, 2002, from $12.8 million for the three months ended September 30, 2001. The increase was primarily due to costs related to increased GLA and the buyouts of ownership interests in five centers during 2002.

Depreciation and amortization expense increased $2.8 million, or 23.6%, to $15.0 million for the three months ended September 30, 2002, from $12.2 million for the three months ended September 30, 2001. The increase was due to additional depreciation of the acquisition of the 32 retail centers, the buyouts of ownership interests during 2002 and expansions.

General and administrative expense increased $1.0 million, to $1.6 million for the three months ended September 30, 2002, from $0.6 million for the three months ended September 30, 2001, primarily due to increased unit program accrual and professional fees.

Other expenses increased $0.5 million, to $1.0 million for the three months ended September 30, 2002, from $0.5 million for the three months ended September 30, 2001, due to ground lease expenses assumed with the acquisition of the 31 retail centers, legal expenses and increased reserve for bad debt.

Income from unconsolidated investments decreased $2.0 million, to $2.0 million for the three months ended September 30, 2002, from $4.0 million for the three months ended September 30, 2001, due to the buyouts of ownership interests in five centers which were previously held as unconsolidated investments partially offset by higher earnings from Chelsea Japan.

The loss from Chelsea Interactive increased $2.3 million, or 156.6%, to $3.8 million for the three months ended September 30, 2002, from $1.5 million for the three months ended September 30, 2001. The increase was due to increased payroll, general and administrative, depreciation and amortization expense and lack of third party participation in the losses.

Gain on sale of unconsolidated investment of $10.9 million for the three months ended September 30, 2002 resulted from the sale of approximately 40% of the Company’s partial interest in Value Retail.

Interest in excess of amounts capitalized increased $4.2 million, or 47.3%, to $13.1 million for the three months ended September 30, 2002, from $8.9 million for the three months ended September 30, 2001, due to higher debt balances from acquisitions, debt assumption in the F/C buyout and bond issue partially offset by lower interest rates.

Comparison of the nine months ended September 30, 2002 to the nine months ended September 30, 2001.

Income before minority interest increased $21.5 million, or 49.9%, to $64.7 million for the nine months ended September 30, 2002, from $43.2 million for the nine months ended September 30, 2001. This increase was primarily the result of the acquisition of the 31 retail centers on September 25, 2001, the acquisition of one center in April 2002, the buyout and consolidation of five centers previously held as unconsolidated investments, a gain resulting from the partial sale of an unconsolidated investment, and higher rents on releasing and renewals during 2002, partially offset by higher interest costs and increased losses from Chelsea Interactive.

Base rentals increased $40.9 million, or 46.5%, to $128.8 million for the nine months ended September 30, 2002, from $87.9 million for the nine months ended September 30, 2001, due to the acquisition of the 32 retail centers and the buyouts of ownership interests in five centers in 2002 and higher average rents on new leases and renewals.

Percentage rents increased $3.1 million or 31.5% to $13.0 million for the nine months ended September 30, 2002, from $9.9 million for the nine months ended September 30, 2001, primarily due to higher tenant sales, acquisition of the 32 retail centers and the buyouts of ownership interests in five centers during 2002.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $9.3 million, or 27.2%, to $43.3 million for the nine months ended September 30, 2002, from $34.0 million for the nine months ended September 30, 2001, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses for the Premium Properties was 88.4% for the nine months ended September 30, 2002, compared to 90.7% for the nine months ended September 30, 2001. The average recovery of reimbursable expense for the Other Properties was 55.1% for the nine months ended September 30, 2002.

Other income decreased $0.2 million, to $8.2 million for the nine months ended September 30, 2002, from $8.4 million for the nine months ended September 30, 2001. The decrease is primarily the result of decreased interest income from lower interest rates and the sale of an outparcel in 2001 partially offset by an increase in ancillary income related to the acquisition of the 32 new retail centers and the buyouts of ownership interests in five centers during 2002.

Operating and maintenance expenses increased $16.3 million, or 43.4%, to $53.8 million for the nine months ended September 30, 2002, from $37.5 million for the nine months ended September 30, 2001. The increase was primarily due to costs related to increased GLA, and the buyouts of ownership interests in five centers during 2002.

Depreciation and amortization expense increased $6.7 million, or 19.0%, to $42.2 million for the nine months ended September 30, 2002, from $35.5 million for the nine months ended September 30, 2001. The increase was due to additional depreciation of the acquisition of the 32 retail centers and the buyouts of ownership interests in five centers during 2002 and expansions.

General and administrative expense increased $1.9 million, or 63.6%, to $5.0 million for the nine months ended September 30, 2002, from $3.1 million for the nine months ended September 30, 2001, primarily due to increased head count, accrual for unit program and professional fees.

Other expenses increased $1.5 million, or 88.0%, to $3.2 million for the nine months ended September 30, 2002, from $1.7 million for the nine months ended September 30, 2001. The increase was primarily due to ground lease expenses assumed with the acquisition of the 31 retail centers, legal expenses and increased reserve for bad debt.

Income from unconsolidated investments decreased $1.7 million, to $8.8 million for the nine months ended September 30, 2002, from $10.5 million for the nine months ended September 30, 2001, due to the buyouts of ownership interests in five centers which were previously held as unconsolidated investments, offset by increased earnings from Chelsea Japan, including a one time leasing fee of $0.2 million from Rinku phase two.

The loss from Chelsea Interactive increased $6.8 million, or 197.8%, to $10.2 million for the nine months ended September 30, 2002, from $3.4 million for the nine months ended September 30, 2001, due to increased depreciation, administrative and maintenance expenses and lack of third party participation in the losses.

Gain on sale of unconsolidated investment of $10.9 million for the nine months ended September 30, 2002 resulted from the sale of approximately 40% of the Company’s interest in Value Retail.

Interest in excess of amounts capitalized increased $7.4 million, or 28.0%, to $33.7 million for the nine months ended September 30, 2002, from $26.3 million for the nine months ended September 30, 2001, primarily due to higher debt balances from acquisitions, debt assumption in the F/C buyout, lower construction activity and new bond issue partially offset by lower interest rates.

Liquidity and Capital Resources

The Company believes it has adequate financial resources to fund operating expenses, distributions, and planned development, construction and acquisition activities over the short term, which is less than 12 months and the long term, which is 12 months or more. Operating cash flow in 2001 of $121.7 million is expected to increase with a full year of operations of the 4.4 million square feet of GLA added during 2001, the acquisition of one center, the buyouts of ownership interests in five centers and scheduled openings of approximately 127,000 square feet of GLA in 2002. The Company has adequate funding sources to complete and open all planned acquisition or development projects, fund committed amounts for Chelsea Interactive and the Simon-Ventures and to acquire six centers for $282.5 million that are expected to close during the fourth quarter 2002. These transactions are expected to be accomplished with available cash of $13.7 million and $108 million available under the increased Senior Credit Facility, additional bank borrowings, issuing OP units or accessing the public markets through the Company’s $350 million debt shelf registration and its $185 million equity shelf registration.

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

Common distributions declared and recorded during the nine months ended September 30, 2002, were $60.7 million, or $1.38 per share or unit. The Company’s common dividend payout ratio as a percentage of net income before minority interest, depreciation and amortization (exclusive of amortization of deferred financing costs (“FFO”)) was 66.8% for the nine months ended September 30, 2002. The Senior Credit Facility limits aggregate dividends and distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

At September 30, 2002, the Company had a $200.0 million senior unsecured bank line of credit, (the “Senior Credit Facility”). Under the terms, the Senior Credit Facility’s expiration is March 31, 2005, and the Company has the right to extend the maturity date until March 31, 2006. The Senior Credit Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.05% (2.88% at September 30, 2002) or the prime rate, at the Company’s option. The LIBOR rate spread ranges from 0.85% to 1.50% depending on the Company’s Senior Debt rating. A facility fee of 0.125% on the Senior Credit Facility is payable annually in advance. $108.0 million of the Senior Credit Facility was available at September 30, 2002.

On August 20, 2002, the OP became the sole owner of the four premium outlets held in the F/C joint venture by acquiring Fortress’ 51% undivided ownership interest for $58.9 million in cash which was funded by borrowing from the Senior Credit Facility.

On June 18, 2002, the OP completed a $100 million debt offering consisting of $100 million of 6.875% unsecured term notes due June 2012 that were priced to yield 6.90% to investors. Proceeds were used to repay borrowings under the Allen Premium Outlets and OPO construction loans that were to mature in February 2003 and August 2002, respectively, and for general corporate purposes.

On April 1, 2002, the OP acquired a 305,000 square foot center located in Edinburgh, Indiana for $27.0 million in cash. The center is located 40 miles south of downtown Indianapolis and was 98% leased at the acquisition date. The Company funded the transaction from available cash and the Senior Credit Facility. Also on April 1, 2002, the OP became the sole owner of the Orlando Premium Outlets by acquiring Simon’s 50% undivided ownership interest for $46.6 million in cash and the assumption of $29.7 million of existing mortgage debt and the guarantee related thereto. The cash portion of the transaction was funded by borrowing from the Senior Credit Facility. On June 16, 2002, the Company repaid the outstanding balance of $59.4 million and extinguished the mortgage.

During 2002 the Company redeemed and retired 136,500 shares of 8.375% Series A Cumulative Redeemable Preferred Stock at $47 per share and 66,552 shares at $47.25 per share using available cash.

During June and July 2002, the Company sold four Other Properties and two outparcels generating net proceeds of approximately $6.8 million, which approximated the net book value of the properties. Accordingly, no gain or loss on these sales was recognized.

Development activity for real estate operations as of September 30, 2002 includes additional phases of two existing centers, totaling 47,000 square feet scheduled to open in late 2002. Construction is also underway on the 50% joint venture project outside Las Vegas, Nevada scheduled to open in summer 2003, the 175,000 square-foot second phase of Gotemba Premium Outlets scheduled to open mid–2003, and the 50% joint venture project in Chicago, Illinois, scheduled to open in mid 2004; development is underway on a project in Seattle, Washington scheduled to open in 2005 and a project north of Tokyo, Japan scheduled to open in mid-2003. These projects are under development and there can be no assurance that they will be completed or opened, or that there will not be delays in opening or completion. All current development activity will be financed either through project specific secured construction financing, the yen denominated line of credit, available cash or through the Senior Credit Facility. The Company will seek to obtain permanent financing once the projects are completed and income has been stabilized.

On May 15, 2002, the Company entered into a 50/50 joint venture agreement with Sordo Madaleno y Asociados and Mr. Carlos Peralta of Mexico City to jointly develop premium outlet centers in Mexico. Subject to entitlements, site work for the 200,000 square-foot first phase of the outlet project is scheduled to commence later in the year, with construction to begin shortly thereafter. Phase I is expected to open in 2004. The site can support a second phase containing approximately 175,000 square feet of GLA. To date, the Company has committed $3.0 million to the joint venture.

In connection with the Simon-Ventures, the Company has committed to provide 50% of the development costs of the centers, which are expected to be approximately $48.0 million to Simon-Las Vegas and $46.0 million to Simon-Chicago. As of September 30, 2002, the Company had contributed $17.3 million to Simon-Las Vegas and $7.1 million to Simon-Chicago.

The Company has minority interests ranging from 3% to 8% in several outlet centers and outlet development projects in Europe operated by Value Retail. The Company’s total investment in Europe as of September 30, 2002 was $3.6 million. The Company has also agreed to provide up to $22.0 million in limited debt service guarantees under a standby facility for loans arranged by Value Retail to construct outlet centers in Europe. The term of the standby facility for new guarantees expired in November 2001 and these guarantees shall not be outstanding for longer than five years after project completion. In July 2002, the Company sold approximately 40% of its holdings in Value Retail to a third party for $11.4 million that resulted in a gain of approximately $10.9 million.

In June 1999, the Company entered into an agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan. The joint venture is known as Chelsea Japan Co., Ltd. ("Chelsea Japan").

Borrowings related to Chelsea Japan for which the Company and the OP have provided guarantees as of September 30, 2002, are as follows (in thousands):

   Total Facility                                      Outstanding

  Yen            US $ Equivalent       Yen        US $ Equivalent    US $ Guarantee    Due Date    Interest Rate
  ---            ---------------       ---        ---------------    --------------    --------    -------------
4.0 billion (1)   $32.8 million     1.0 billion    $8.5 million       $8.5 million       2003        1.46%
3.8 billion (2)    31.2 million     3.7 billion    30.0 million       12.0 million       2015        2.20%
0.6 billion (2)     4.9 million     0.6 billion     4.9 million        2.0 million       2012        1.50%
(1)	Facility entered into by an equity investee of the Company and has a one-year extension option; amended in November 2002 to allow for one additional year extension.

(2)	Facilities entered into by Chelsea Japan, secured by Gotemba and Rinku and 40% severally guaranteed by the Company.

The Company has developed an e-commerce venture through its affiliate, Chelsea Interactive. The Board of Directors has approved a funding commitment of up to $60 million. As of September 30, 2002, the Company has funded $51.6 million and anticipates that the balance of the funding will be used for development and operating cash shortfalls. The net book value of the Company’s investment as of September 30, 2002 was $35 million. While management currently believes that it is possible to recover the net book value of the investment through future cash flows if revenues from existing brands improve and/or additional brands are secured, there is substantial risk that Chelsea Interactive will not: (1) generate sufficient future revenues for the Company to recover its investment; (2) achieve positive cash flow before reaching the Company’s committed funding of $60 million; (3) successfully complete a satisfactory arrangement with a financial/technology investor; or (4) continue as a going concern. As a result of these risk factors, management may at any time determine that it is necessary to significantly write down or write off the Company’s $35 million investment. The Company is actively pursuing and negotiating with potential investors to provide capital and further develop the business.

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

The Company’s cash balances decreased $10.9 million to $13.7 million at September 30, 2002 from $24.6 million at December 31, 2001. Net cash provided by operating activities increased $2.5 million for the nine months ended September 30, 2002 compared to the corresponding 2001 period. The increase was primarily due to the increased operating cash flow generated from the growth of the Company’s GLA substantially offset by the payout of the deferred incentive compensation in March 2002. Net cash used in investing activities increased $33.7 million for the nine months ended September 30, 2002 compared to the corresponding 2001 period. The increase was primarily due to the acquisition of one center and the buyout of ownership interests in five centers partially offset by proceeds from sale of an unconsolidated investment. Net cash provided by financing activities increased by $22.0 million compared to the corresponding period in 2001. The increase was primarily due to increased debt issuance, partially offset by decreased offerings of the Company’s common stock and retirements of the Company’s preferred stock.

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

                                                          Three Months Ended              Nine Months Ended
                                                            September 30,                   September 30,
                                                             2002        2001          2002           2001
                                                       -------------  -----------   -----------  ---------------

Net income to common shareholders......................   $24,223      $11,838       $49,518        $29,818
Add (deduct):
Depreciation and amortization - wholly owned...........    15,045       12,174        42,229         35,479
Depreciation and amortization - joint ventures.........       871        1,628         3,673          4,700
Amortization of deferred financing costs and
    depreciation of non-rental real estate assets......      (573)        (480)       (1,741)        (1,326)
Gain on sale of unconsolidated investment..............   (10,911)           -       (10,911)            -
Preferred units distribution...........................    (1,462)      (1,462)       (4,386)        (4,386)
Minority interest......................................     5,467        3,717        12,607         10,213
                                                       -------------  -----------   ------------   ------------
FFO....................................................   $32,660      $27,415       $90,989        $74,498
                                                       =============  ===========   ============   ============
Average diluted shares/units outstanding (1)...........    45,883       40,630        45,538         39,912
Dividends declared per share...........................    $0.485        $0.39        $1.375          $1.17

(1) Assumes May 28, 2002, 2-for-1 stock split had occurred on January 1, 2001.

Recent Accounting Pronouncements

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS 121. The new standard became effective and was adopted by the Company on January 1, 2002. The adoption of this pronouncement has not had a material impact on the Company’s results of operations or financial position.

In May 2002, the FASB issued SFAS No. 145, “Reporting Gains and Losses from Extinguishment of Debt”, which rescinded SFAS No. 4, No. 44 and No. 64 and amended SFAS No. 13. The new standard addresses the income statement classification of gains or losses from the extinguishment of debt and criteria for classification as extraordinary items. The new standard became effective for fiscal years beginning after May 15, 2002. The Company adopted this pronouncement on April 1, 2002. The adoption of this pronouncement did not have a material impact on the Company’s results of operations or financial position.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Bad Debt

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments. If the financial condition of the Company’s tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

At September 30, 2002 a hypothetical 100 basis point adverse move (increase) in U.S. Treasury and LIBOR rates applied to unhedged debt would adversely affect the Company’s annual interest cost by approximately $1.0 million annually.

Following is a summary of the Company’s debt obligations at September 30, 2002 (in thousands):

Expected Maturity Date

                           2002     2003     2004    2005      2006     Thereafter     Total   Fair Value
                          -------- -------- ------- -------- -------- ------------- --------- ------------
Fixed Rate Debt             -        -        -      49,915     -      662,909       712,824    727,719
Average Interest Rate       -        -        -        7.50%    -         5.82%         7.56%        -
Variable Rate Debt          -        -        -      97,035     -       67,500       164,535    164,535
Average Interest Rate       -        -        -        2.88%    -         3.32%         3.06%        -

Item 4. Controls and Procedures

The Company’s chief executive officer and chief financial officer, based on their evaluation of the Company’s disclosure controls and procedures within the past 90 days, have concluded that such disclosure controls and procedures were effective to ensure that material information relating to the Company and required to be disclosed by the Company has been made known to them and has been recorded, processed, summarized and reported timely. There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation.

Chelsea Property Group, Inc.

Part II.            Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)

10.1	Amended and Restated Credit Agreement dated July 31, 2002 among CPG Partners, L.P. and Fleet National Bank, individually and as an agent, and other Lending Institutions listed therein.

(b) Current Report on Form 8K and 8K/A reporting under Items 2 and 7 on an event that occurred on August 20, 2002.

Chelsea Property Group, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHELSEA PROPERTY GROUP, INC. By: /s/ Michael J. Clarke Michael J. Clarke Chief Financial Officer

Date: November 13, 2002

CERTIFICATION

I, David C. Bloom, Chief Executive Officer of Chelsea Property Group, Inc. (the "Company"), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ David C. Bloom David C. Bloom Chief Executive Officer

CERTIFICATION

I, Michael J. Clarke, Chief Financial Officer of Chelsea Property Group, Inc. (the "Company"), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Michael J. Clarke Michael J. Clarke Chief Financial Officer

CERTIFICATION

I, David C. Bloom, Chief Executive Officer of Chelsea Property Group, Inc. (the "Company"), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

1.	The quarterly report on Form 10-Q of the Company for the period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in such Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, I have executed this Certification this 13th day of November 2002.

/s/ Michael J. Clarke David C. Bloom Chief Executive Officer

CERTIFICATION

I, Michael J. Clarke, Chief Financial Officer of Chelsea Property Group, Inc. (the "Company"), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

1.	The quarterly report on Form 10-Q of the Company for the period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in such Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, I have executed this Certification this 13th day of November, 2002.

/s/ Michael J. Clarke Michael J. Clarke Chief Financial Officer