Form 10-Q
period 2003-06-30
CHELSEA PROPERTY GROUP INC
filed 2003-08-13
CIK 911215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________.

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
Yes   X    No

The number of shares outstanding of the registrant's common stock, $0.01 par value was 43,179,850 at August 1, 2003.

Chelsea Property Group, Inc.

Index

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)	Page

Condensed Consolidated Balance Sheets as of June 30, 2003, and December 31, 2002	2

Condensed Consolidated Statements of Income for the three and six months ended June 30, 2003, and 2002	3

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2003, and 2002	4

Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	27

Part II. Other Information

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 6.	Exhibits and Reports on Form 8-K	28

Signatures	29

Chelsea Property Group, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

                                                                                   June 30,            December 31,
                                                                                      2003                  2002
                                                                                ---------------       --------------
Assets:                                                                          (Unaudited)
Rental properties:
     Land..................................................................      $   285,424          $    266,461
     Depreciable property..................................................        1,675,145             1,570,713
                                                                                ---------------       --------------
Total rental property......................................................        1,960,569             1,837,174
Accumulated depreciation...................................................         (313,794)             (284,239)
                                                                                ---------------       --------------
Rental properties, net.....................................................        1,646,775             1,552,935
Cash and cash equivalents..................................................           21,306                22,551
Restricted cash-escrows....................................................            4,525                 3,455
Tenant accounts receivable (net of allowance for doubtful
      accounts of $2,317 in 2003 and $2,593 in 2002).......................            2,559                 7,762
Deferred rent receivable...................................................           21,778                18,778
Investments in unconsolidated affiliates...................................           72,774                47,997
Notes receivable-related parties...........................................            2,728                 2,746
Deferred costs, net........................................................           14,475                16,706
Other assets...............................................................           29,695                30,100
                                                                                --------------        --------------
Total assets...............................................................       $1,816,615           $ 1,703,030
                                                                                ===============       ==============

Liabilities and stockholders' equity:
Liabilities:
     Unsecured bank debt...................................................          $83,035             $ 103,035
     Unsecured notes.......................................................          621,584               621,330
     Mortgage debt.........................................................          363,348               306,455
     Construction payables.................................................            6,964                 8,046
     Accounts payable and accrued expenses.................................           44,226                43,570
     Obligation under capital lease........................................            1,191                 1,507
     Accrued dividend and distribution payable.............................           28,284                 4,927
     Other liabilities.....................................................           21,342                18,886
                                                                                ---------------       --------------
Total liabilities..........................................................        1,169,974             1,107,756

Commitments and contingencies

Minority interest..........................................................          137,974               139,443

Stockholders' equity:
     8.375% series A cumulative redeemable preferred stock, $0.01 par value, authorized 5,000 shares, issued and outstanding
         797 in 2003 and 2002 (aggregate liquidation preference of
         $39,847 in 2003 and 2002).........................................                8                     8
     Common stock, $0.01 par value, authorized 100,000 shares,
       43,078 in 2003 and 41,485 in 2002...................................              431                   415
     Paid-in-capital.......................................................          629,052               574,352
     Officer loan..........................................................             (488)                 (488)
     Distributions in excess of net income ................................         (114,920)             (112,648)
     Accumulated other comprehensive loss..................................           (5,416)               (5,808)
                                                                                ---------------       --------------
Total stockholders' equity.................................................          508,667               455,831
                                                                                ---------------       --------------
Total liabilities and stockholders' equity.................................       $1,816,615            $1,703,030
                                                                                ===============       ==============

The accompanying notes are an integral part of the financial statements.

Chelsea Property Group, Inc.
Condensed Consolidated Statements of Income
for the Three and Six Months Ended June 30, 2003, and 2002
(Unaudited)
(In thousands, except per share data)

                                                                       Three Months               Six Months
                                                                       Ended June 30,             Ended June 30,
                                                                  2003           2002           2003         2002
                                                            ----------  -------------  ------------- -------------
Revenues:
   Base rent.........................................           $60,001        $43,181       $119,751       $81,571
   Percentage rent...................................             4,993          4,465          9,178         7,519
   Expense reimbursements............................            20,596         14,485         39,328        27,019
   Other income......................................             1,816          2,711          3,291         5,214
                                                            ---------------  ------------  -----------   -------------
Total revenues.......................................            87,406         64,842        171,548       121,323
                                                            ---------------  ------------  -----------   -------------

Expenses:
   Operating and maintenance.........................            24,516         18,135         47,440        34,283
   Depreciation and amortization.....................            17,258         14,222         34,872        27,139
   General and administrative........................             2,468          1,921          4,669         3,438
   Other.............................................             1,632          1,085          3,068         2,191
                                                            ---------------  ------------  -----------   -------------
Total expenses.......................................            45,874         35,363         90,049        67,051
                                                            ---------------  ------------  -----------   -------------
Income before unconsolidated investments,
interest expense, minority interest and
discontinued operations..............................            41,532         29,479         81,499        54,272
Income from unconsolidated investments...............             2,495          2,982          3,946         6,752
Loss from Chelsea Interactive........................              (905)        (3,776)        (1,742)       (6,476)
Interest expense.....................................           (16,553)       (10,843)       (33,187)      (20,593)
                                                            ---------------  ------------  -----------   -------------
Income from continuing operations before
minority interest....................................            26,569         17,842         50,516        33,955
Minority interest  attributed to continuing
operations...........................................            (5,114)        (3,671)        (9,908)       (7,107)
                                                            ---------------  ------------ ------------- -------------
Income from continuing operations....................            21,455         14,171         40,608        26,848
Income from discontinued operations, net of
minority interest....................................                76             86            170           200
Gain on sale of discontinued operations, net of
minority interest....................................             4,008              -          4,008             -
                                                            ---------------  ------------ ------------- -------------
Net income...........................................            25,539         14,257         44,786        27,048
Preferred dividend...................................              (834)          (849)        (1,668)       (1,753)
                                                            ---------------  ------------ ------------- -------------
Net income available to common shareholders..........           $24,705        $13,408        $43,118       $25,295
                                                            ===============  ============ ============= =============

Basic:
Income from continuing operations....................             $0.49          $0.35          $0.93         $0.66
Income from discontinued operations..................                 -              -              -          0.01
Gain on sale of discontinued operations..............              0.10              -           0.10             -
                                                            ---------------  ------------ ------------- -------------
Net income per common share..........................             $0.59          $0.35          $1.03         $0.67
                                                            ===============  ============ ============= =============
Weighted average common shares outstanding...........            42,041         37,877         41,801        37,725
                                                            ===============  ============ ============= =============

Diluted:
Income from continuing operations....................             $0.47          $0.34          $0.89         $0.64
Income from discontinued operations..................                 -              -              -          0.01
Gain on sale of discontinued operations..............              0.09              -           0.10             -
                                                            ---------------  ------------ ------------- -------------
Net income per common share..........................             $0.56          $0.34          $0.99         $0.65
                                                            ===============  ============ ============= =============
Weighted average common shares outstanding...........            43,997         39,375         43,655        39,076
                                                            ===============  ============ ============= =============

The accompanying notes are an integral part of the financial statements.

Chelsea Property Group, Inc.
Condensed Consolidated Statements of Cash Flows
for the Six Months Ended June 30, 2003 and 2002
(Unaudited)
(In thousands)

                                                                               2003                2002
                                                                          ---------------     -------------
Cash flows from operating activities
Net income.......................................................             $44,786             $27,048
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization.................................              34,901              27,184
   Equity-in-earnings of unconsolidated investments in
       excess of distributions received..........................              (1,240)               (974)
   Loss from Chelsea Interactive.................................                   -               6,476
   Loss on interest rate swap....................................                 514                   -
   Gain on sale of discontinued operations.......................              (4,008)                  -
   Minority interest in net income...............................               9,938               7,140
   Proceeds from non-compete receivable..........................                   -               4,300
   Amortization of non-compete revenue...........................                   -              (2,568)
   Additions to deferred leasing costs...........................                (439)               (228)
   Other operating activities....................................                (116)               (446)
   Changes in assets and liabilities:
      Straight-line rent receivable..............................              (3,597)             (1,448)
      Due from affiliates........................................                (340)             (1,617)
       Other assets..............................................               8,135               6,511
       Deferred incentive compensation...........................                   -             (14,401)
       Accounts payable and accrued expenses.....................                 134              (4,482)
                                                                             ---------------     -------------
Net cash provided by operating activities........................              88,668              52,495
                                                                             ---------------     -------------

Cash flows from investing activities
Additions to rental properties...................................             (65,381)            (76,955)
Net proceeds from sale of center.................................               7,198               4,224
Additions to investments in unconsolidated affiliates............             (22,451)            (18,501)
Distributions from investments in
       unconsolidated affiliates in excess of earnings...........                   -                 337
Additions to deferred development costs..........................                (321)             (2,844)
Payments from related parties....................................                  18               1,104
Loans to related parties.........................................                   -                (550)
                                                                             ---------------     -------------
Net cash used in investing activities............................             (80,937)            (93,185)
                                                                             ---------------     -------------

Cash flows from financing activities
Debt proceeds....................................................                   -              177,324
Repayment of debt................................................             (27,107)             (89,806)
Net proceeds from sale of common stock...........................              53,461                5,001
Distributions....................................................             (34,632)             (25,177)
Redemption of preferred stock....................................                   -               (9,010)
Additions to deferred financing costs............................                (698)                (389)
                                                                             ---------------     -------------
Net cash (used in) provided by financing activities..............              (8,976)              57,943
                                                                             ---------------     -------------

Net (decrease) increase in cash and cash equivalents.............              (1,245)              17,253
Cash and cash equivalents, beginning of period...................              22,551               24,604
                                                                             ---------------     -------------
Cash and cash equivalents, end of period.........................             $21,306              $41,857
                                                                             ===============     =============
Supplemental information :
Non-cash investing activities:
Additions to rental properties on consolidation of property
  previously held as a 50% investment in unconsolidated affiliates                  -              $68,938
                                                                             ===============     =============
Non-cash financing activities:
Assumption of construction loan payable on consolidation
   of property previously held as a 50% investment in
   unconsolidated  affiliates                                                       -              $59,360
                                                                             ===============     =============
Assumption of mortgage debt                                                   $60,747                    -
                                                                             ===============     =============

The accompanying notes are an integral part of the financial statements.

Chelsea Property Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Organization and Basis of Presentation

Chelsea Property Group, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT"). The Company is the managing general partner of CPG Partners, L.P., (the "Operating Partnership" or "OP"), an operating partnership that specializes in owning, developing, leasing, marketing and managing upscale and fashion-oriented manufacturers' outlet centers. As of June 30, 2003, the Company wholly or partially owned 59 centers in 31 states and Japan containing approximately 14.9 million square feet of gross leasable area ("GLA"). The Company's portfolio is comprised of 28 premium outlet centers containing 9.3 million square feet of GLA (the "Premium Properties") and 31 other retail centers containing approximately 5.6 million square feet of GLA ("Other Properties") (collectively the "Properties"). The Company's Premium Properties generated approximately 77% and 88% of the Company's retail real estate net operating income for the six months ended June 30, 2003, and 2002, respectively. The Premium Properties generally are located near metropolitan areas including New York City, Los Angeles, Boston, Washington, D.C., San Francisco, Sacramento, Cleveland, Atlanta, Dallas, Portland (Oregon), Tokyo and Osaka, Japan. Some Premium Properties are also located within 20 miles of major tourist destinations including Palm Springs, the Napa Valley, Orlando, and Honolulu.

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

Common ownership of the OP as of June 30, 2003, was approximately as follows:

Company Unitholders Total	85.3% 14.7% 100.0%	43,078,000 7,438,000 50,516,000	units units

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Certain information in the prior year financial statements have been reclassified to conform to current year presentation.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Organization and Basis of Presentation (continued)

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") which is effective January 1, 2003. SFAS 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. See note 4 to financial statements for discussion related to the estimated future costs to be incurred in connection with the future operations of Chelsea Interactive.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires certain guarantees to be recorded at fair value, instead of recording a liability only when a loss is probable and reasonably estimatable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 effective December 31, 2002. FIN 45's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

In January of 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Company will need to apply its provisions to any existing variable interests in variable interest entities by no later than September 30, 2003. The Company does not believe that FIN 46 will have a significant impact on the Company's financial statements.

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2003 and 2002 respectively: risk-free interest rate of 4% for 2003 and 5% for 2002; volatility factor of the expected market price of the Company's common stock based on historical results of 0.166 for 2003 and 0.236 for 2002, and dividend yield of 6% in 2003 and 2002, and an expected option life of four years. On March 13, 2003, the Company granted options to acquire 45,000 shares at an exercise price of $36.20 that will expire in 2013.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands except for earnings per share information):

Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.   Stock Option Plan (continued)

                                                           Three Months Ended                    Six Months Ended
                                                                 June 30,                             June 30,
                                                         2003              2002               2003               2002
                                                     -------------    ---------------    ---------------     --------------
     Net income to common shareholders; as
     reported................................          $24,705            $13,408            $43,118           $25,295

     Add: Stock based employee expense
     included in reported net income.........                -                  -                  -                 -

     Deduct: Total stock-based employee
       compensation expense determined
       under fair value based method for
       all awards, net of minority interest..             (366)              (521)              (733)           (1,041)
                                                     -------------    ---------------    ---------------     --------------

     Pro forma net income....................          $24,339            $12,887            $42,385           $24,254
                                                     =============    ===============    ===============     ==============

     Earnings per share: ....................
          Basic - as reported................            $0.59              $0.35              $1.03             $0.67
          Basic -   proforma.................             0.58               0.34               1.01              0.64

          Diluted - as reported..............            $0.56              $0.34              $0.99             $0.65
          Diluted -  proforma................             0.55               0.33               0.97              0.62

3.   Acquisitions and Dispositions

Acquisitions

On June 12, 2003, the Company purchased The Crossings Factory Stores, a 390,000 square-foot outlet center located in Tannersville, Pennsylvania for $111.3 million, including closing costs, and assumed a $60.7 million 5.85% mortgage loan due 2013. An additional $5.0 million will be due to the sellers upon the completion of a 21,000 square-foot expansion scheduled to open in late summer 2004, subject to permits. The Company is in the process of finalizing the purchase price allocation and is considering the fair value of the mortgage assumed, the in-place leases, land and building.

Dispositions

On June 2, 2003, the Company sold a 23,000 square-foot Premium Outlet Center located in St. Helena, California for $7.4 million resulting in a gain of approximately $4.7 million. The center partially secured a mortgage note due April 2010 and $5.0 million of the sales proceeds were used to pay down the mortgage loan. The aggregate revenues and net income of the sold property were $0.2 million and $0.1 million for the three months ended June 30, 2003, and $0.4 million and $0.2 million for the six months ended June 30, 2003.

4.   Investments in Affiliates

The Company holds several non-controlling interests in domestic and international joint ventures accounted for under the equity method. Equity in earnings or losses of these affiliates and related management advisory, license, leasing and guarantee fees earned are included in income from unconsolidated investments in the accompanying financial statements.

As of June 30, 2003, the Company's interests in joint ventures included a 40% interest in Chelsea Japan Co., Ltd. ("Chelsea Japan"), a 50% interest in two Premium Outlet Centers with Simon Property Group, Inc. ("Simon"), a 50% interest in a strategic alliance with Sordo Madaleno y Asociados and Mr. Carlos Peralta of Mexico City ("Chelsea Mexico"), minority interests in various outlet centers and development projects in Europe operated by Value Retail PLC ("Value Retail") and 100% of the non-voting preferred stock and 50% of the non-voting common stock of Chelsea Interactive, representing 40% of the total common stock.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.   Investments in Affiliates (continued)

In March 2003, Chelsea Japan opened the 180,000 square-foot first phase of Sano Premium Outlets, located 40 miles north of Tokyo. Chelsea Japan has two other centers: Gotemba Premium Outlets, located to the west of Tokyo, a 220,000 square-foot center, was expanded by an additional 170,000 square feet in July 2003; Rinku Premium Outlets, located near Osaka, is a 250,000 square-foot center including a 70,000 square-foot second phase that opened in March 2002.

In June 2002, the Company and Simon entered into a 50/50 joint venture to develop and operate Las Vegas Premium Outlets, a 435,000 square-foot single-phase outlet center located in Las Vegas, Nevada, which opened on August 1, 2003. The Company is responsible for financing its 50% share of development costs, or approximately $48.0 million. As of June 30, 2003, the Company had contributed $36.6 million and capitalized interest and other costs of $2.3 million.

In August 2002, the Company and Simon entered into a 50/50 joint venture to develop and operate Chicago Premium Outlets, a 438,000 square-foot single-phase outlet center located in Aurora, Illinois, scheduled to open in mid-2004. The Company is responsible for financing its 50% share of the development costs, or approximately $46.0 million. As of June 30, 2003, the Company had contributed $12.8 million and capitalized interest and other costs of $1.2 million.

At June 30, 2003, the Company had incurred approximately $1.9 million related to pre-development costs and formation of the Chelsea Mexico joint venture.

At June 30, 2003, the Company had minority interests ranging from 3% to 8% in several outlet centers and outlet development projects in Europe.

At December 31, 2002, the Company recognized an impairment loss equal to the net book value of its investment in Chelsea Interactive. The Company believes that it will not be able to recover the net book value of its investment in Chelsea Interactive through future cash flows before reaching the Company's $60.0 million funding limit. Through June 30, 2003, the Company had funded $54.1 million and anticipates that the $5.9 million funding balance may be used to further develop the platform and/or to fund operating cash shortfalls and potential costs related to the disposal or discontinuance of the business. A $0.9 million and $1.7 million funding loss was reported for the three and six months ended June 30, 2003, respectively. Future funding by the Company will be reported as a loss in the period funding is required. The Company has signed a joint venture agreement with a third party to restructure Chelsea Interactive, subject to the satisfaction of certain conditions. There can be no assurance that this joint venture will be successful or that Chelsea Interactive will be able to continue as a going concern.

The following is a summary of investments in and amounts due from affiliates at June 30, 2003 (in thousands):

                                             Chelsea       Simon-            Chelsea
                                              Japan       Ventures            Mexico           Other         Total
                                          -----------    ------------    --------------    ----------    --------------

Balance December 31, 2002                    $12,471       $31,919           $    -          $3,607        $47,997
Additional
  investment........................             487        20,956            1,912              25         23,380
Income from
  unconsolidated
  investments.......................           3,946             -                -               -          3,946
Distribution
  and fees..........................          (2,706)            -                -               -         (2,706)
Advances (net)......................              98            59                -               -            157
                                          -----------    ------------    --------------    ----------    --------------
Balance  June 30, 2003..............         $14,296       $52,934           $1,912          $3,632        $72,774
                                          ===========    ============    ==============    ==========    ==============

Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. Investments in Affiliates (continued)

The Company's share of income (loss) before depreciation, depreciation expense and income (loss) from unconsolidated investments for the three and six months ended June 30, 2003, and 2002, are as follows (in thousands):

                                                      For the Three Months Ended June 30,
                     -----------------------------------------------------------------------------------------
                                       2003                                          2002
                     -----------------------------------------------------------------------------------------
                                                     Income                                    Income (loss)
                      Income(loss)                 (loss) from       Income (loss)                 from
                      before                         Unconsol.         before                    Unconsol.
                      Depreciation      Depr.       Investments      Depreciation      Depr.    Investments
                      -------------   ---------    ------------     -------------   ---------   ------------
Chelsea Japan......       $3,189        $694          $2,495             $1,595       $  433      $1,162
F/C (1)............            -           -               -              2,546          726       1,820
                      -------------   ---------    ------------     -------------   ---------   -----------
  Total............       $3,189        $694          $2,495             $4,141       $1,159      $2,982
                      =============   =========    ============     =============   =========   ===========
Chelsea
Interactive........       ($ 905)       $  -          ($ 905)           ($1,716)      $2,060     ($3,776)
                      =============   =========    ============     =============   ========    ===========

                                                      For the Six Months Ended June 30,
                      ---------------------------------------------------------------------------------------
                                      2003                                            2002
                      ---------------------------------------------------------------------------------------
                                                     Income (loss)                              Income (loss)
                      Income (loss)                    from         Income (loss)                 from
                      before                         Unconsol.         before                    Unconsol.
                      Depreciation     Depr.        Investments      Depreciation      Depr.    Investments
                      ------------    -------      ------------     -------------   ---------   ------------
Chelsea Japan......       $5,239      $1,293          $3,946             $2,887         $832      $2,055
F/C (1)............            -           -               -              4,809        1,447       3,362
Simon- Orlando(2)..            -           -               -              1,833          523       1,310
Other..............            -           -               -                 25            -          25
                      ------------    ---------    ------------     -------------   ---------   -----------
   Total...........       $5,239      $1,293          $3,946             $9,554       $2,802      $6,752
                      ============    =========    ============     =============   =========   ===========
Chelsea
Interactive........      ($1,742)     $    -         ($1,742)           ($2,908)      $3,568     ($6,476)
                      ============    =========    ============     =============   =========   ===========

(1)	During the three and six months ended June 30, 2002, the Company had a 49% interest in a joint venture, F/C Acquisition, that owns four Premium Outlet centers. In August 2002, the Company became the sole owner of F/C Acquisition by acquiring the remaining 51% undivided ownership interest from the joint venture partner, and consolidated the operations and balance sheet from the buyout date.

(2)	During the three months ended March 31, 2002, the Company had a 50% interest in Orlando Premium Outlets through a 50/50 joint venture with Simon. In April 2002, the Company became the sole owner of Orlando Premium Outlets by acquiring the remaining 50% undivided ownership interest from Simon, and consolidated the operations and balance sheet from the buyout date.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. Investments in Affiliates (continued)

Condensed financial information as of June 30, 2003, and December 31, 2002, and for the three and six months ended June 30, 2003, and 2002 for investments in unconsolidated affiliates is as follows:

                                                                                       Chelsea
                                                                      Retail         Interactive
                                                                  -------------     --------------
Property, plant and equipment (net)
     June 30, 2003............................................      $210,246           $     -
     December 31, 2002(3).....................................       140,057                 -

Total assets
     June 30, 2003............................................       265,634                 -
     December 31, 2002(3).....................................       190,157                 -

Long term debt
     June 30, 2003............................................        95,082                 -
     December 31, 2002........................................        75,139                 -

Total liabilities
     June 30, 2003............................................       154,947             1,656
     December 31, 2002........................................       119,886             1,548

Net income (loss)
  Three months ended:
        June 30, 2003.........................................         2,448                 -
        June 30, 2002 (1) ....................................         4,055            (3,776)

 Six months ended:
        June 30, 2003 ........................................        3,100                 -
        June 30, 2002 (1) (2).................................        9,047            (7,337)

Company's share of net income (loss)
  Three months ended:
        June 30, 2003 ........................................          979              (905)
        June 30, 2002 (1) ....................................        1,865            (3,776)

  Six months ended:
        June 30, 2003.........................................         1,240            (1,742)
        June 30, 2002 (1) (2).................................         4,284            (6,476)

Fee income
  Three months ended:
        June 30, 2003.........................................         1,516                 -
        June 30, 2002 (1) ....................................         1,117                 -

  Six months ended:
        June 30, 2003.........................................         2,706                 -
        June 30, 2002 (1) (2).................................         2,468                 -
(1)	During the three and six months ended June 30, 2002, the Company had a 49% interest in a joint venture, F/C Acquisition, that owns four Premium Outlet centers. In August 2002, the Company became the sole owner of F/C Acquisition by acquiring the remaining 51% undivided ownership interest from the joint venture partner, and consolidated the operations and balance sheet from the buyout date.

(2)	During the three months ended March 31, 2002, the Company had a 50% interest in Orlando Premium Outlets through a 50/50 joint venture with Simon. In April 2002, the Company became the sole owner of Orlando Premium Outlets by acquiring the remaining 50% undivided ownership interest from Simon, and consolidated the operations and balance sheet from the buyout date.

(3)	At December 31, 2002, Chelsea Interactive recorded an impairment loss equal to the carrying amount of its net assets.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

5. Non-Compete Agreement

The Company recognized income from its non-compete agreement with The Mills Corporation of $1.3 and $2.6 million during the three and six months ended June 30, 2002, which is included in other income in the accompanying financial statements.

6. Debt

Unsecured Bank Debt

The Company has a $200.0 million senior unsecured bank line of credit (the "Senior Credit Facility") with an expiration date of March 31, 2005, which the Company has the right to extend until March 31, 2006. The Senior Credit Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (2.21% at June 30, 2003) or the prime rate, at the Company's option. The LIBOR rate spread ranges from 0.85% to 1.50% depending on the Company's Senior Debt rating. The Company received a debt rating upgrade in July 2003, resulting in a reduction of the LIBOR rate spread to 0.95% from 1.05%. At June 30, 2003, $78.0 million was outstanding under the Senior Credit Facility.

The Company also has a $5.0 million term loan that carries the same interest rate and maturity as the Senior Credit Facility.

Unsecured Notes

A summary of the terms of the unsecured notes outstanding at June 30, 2003, and December 31, 2002, is as follows (in thousands):

                                                     June 30,          December 31,      Effective
                                                      2003                2002            Yield (1)
                                                 ---------------    ---------------  --------------------

8.375%   Unsecured Notes due August 2005.......     $  49,937          $  49,922           8.44%
7.25%    Unsecured Notes due October 2007......       124,857            124,841           7.39
8.625%   Unsecured Notes due August 2009.......        49,938             49,933           8.76
8.25%    Unsecured Notes due February 2011.....       148,890            148,817           8.40
6.875%   Unsecured Notes due June 2012.........        99,869             99,825           6.90
6.00%    Unsecured Notes due January 2013......       148,093            147,992           6.18
                                                 --------------      --------------
   Total                                             $621,584           $621,330
                                                 ==============      ==============

(1)      Including discount on the notes

Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Debt (continued)

Mortgage Debt

A summary of the terms of the mortgage debt outstanding at June 30, 2003, and December 31, 2002, and the related interest rate and Net Book Value ("NBV") of the associated collateral as of June 30, 2003, are as follows (in thousands):

                                                                  Effective
                              June 30,         December 31,       Interest
                                2003              2002              Rate              NBV
                            -------------    ----------------    ------------   -------------
 Due July 2008 (1)              $166,236        $167,723            7.26%          $255,043
 Due April 2010 (2)               61,975          67,250            7.26%            68,352
 Due December 2012 (3)            70,974          71,482            7.67%            74,948
 Due March 2013 (4)               64,163               -            5.10%           114,426
                            -------------    ----------------                   ------------
                                $363,348        $306,455                           $512,769
                            =============    ================                   ============
(1)	The mortgage loan due July 2008 was consolidated as part of the August 2002 buyout of a joint venture partner's 51% interest in the F/C Acquisition joint venture. The mortgage calls for a $1.2 million fixed monthly debt service payment based on a 26-year amortization schedule. During the six months ended June 30, 2003, the Company recognized $67,000 in debt discount amortization that is included in interest expense in the accompanying financial statements.

(2)	Chelsea Financing entered into a $70.0 million mortgage loan due April 2010 originally secured by its four properties. On June 2, 2003 the Company sold one of the encumbered properties for $7.4 million with a NBV of $2.5 million. Proceeds of $5.0 million were used to pay down the mortgage loan. The loan bears interest equal to LIBOR plus 1.50% (2.82% at June 30, 2003) or prime rate plus 1.0% and calls for quarterly principal amortization of $0.25 million through April 2005 and thereafter $0.45 million per quarter until maturity. In December 2000, the Company entered into an interest rate swap agreement to hedge against unfavorable fluctuations in LIBOR rates by fixing the interest rate at 7.26% until January 2006. During the six months ended June 30, 2003, and 2002, the Company recognized interest expense of $1.5 million on the hedge that is included in interest expense in the accompanying financial statements.

(3)	The mortgage loan due December 2012 was assumed as part of a September 2001 acquisition. The loan calls for a $0.5 million fixed monthly debt service payment based on a 26-year amortization schedule. During the six months ended June 30, 2003, and 2002, the Company recognized $0.2 million in debt premium amortization that is included in interest expense in the accompanying financial statements.

(4)	The mortgage loan due March 2013 was assumed as part of a June 2003 acquisition. The stated interest rate of 5.85% was greater than that available to the Company for comparable debt. Accordingly, the Company recorded a $3.4 million debt premium that will be amortized over the period of the loan which reduces the effective interest rate to 5.10%. The loan calls for a $0.4 million fixed monthly debt service payment on a 25-year amortization schedule.

Interest and loan costs of approximately $1.3 million and $0.6 million were capitalized as development costs during the three months ended June 30, 2003, and 2002, respectively; and approximately $2.2 million and $1.3 million during the six months ended June 30, 2003, and 2002, respectively.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

7. Financial Instruments: Derivatives and Hedging

The Company employs interest rate and foreign currency forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying hedged transaction affects net income, expires or is otherwise terminated or assigned.

At June 30, 2003 the Company's interest rate swap was reported at its fair value and classified as an other liability of $6.9 million. At June 30, 2003, there were $6.4 million in deferred losses, recorded in accumulated other comprehensive loss, a shareholder's equity account, and minority interest. During the three months ended June 30, 2003, the Company reclassified $0.5 million of other comprehensive loss to other expense as a result of its $5.0 million pay down of swapped mortgage debt in June 2003.

    Hedge Type         Notional Value    Rate       Maturity      Fair Value
    ----------         --------------    ----       --------      ----------
   Swap, Cash Flow     $67.0 million    5.7625%      1/1/06     ($6.9 million)

The notional value and fair value of the above hedge provides an indication of the extent of the Company's involvement in financial derivative instruments at June 30, 2003, but does not represent exposure to credit, interest rate, foreign exchange or market risk.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. Stockholders' Equity

Following is a statement of stockholders' equity at June 30, 2003, (in thousands):

                                                                                             Accum.
                                    Preferred   Common                         Distrib. in   Other
                                      Stock      Stock    Paid-                  Excess      Comp.         Total
                                    At Par      At Par     in        Officer    of Net       (Loss)      Stockholders'
                                     Value       Value    Capital     Loan     Income        Income         Equity
                                   ----------   -------- ---------  ---------  -----------  ---------   --------------

Balance December 31, 2002..........   $8         $415     $574,352    ($488)   ($112,648)    ($5,808)     $455,831

Net income.........................    -            -            -        -       44,786          -         44,786
Other comprehensive loss
     Foreign currency translation..    -            -            -        -            -         (41)          (41)
     Interest rate swap............    -            -            -        -            -         433           433
                                                                                                          ------------
Total comprehensive income.........                                                                         45,178
                                                                                                          ------------

Preferred dividend.................    -            -            -        -       (1,668)          -        (1,668)
Cash distributions declared
     ($1.07 per common share)......    -            -            -        -      (45,390)          -       (45,390)
Exercise of stock options..........    -            3        3,923        -            -           -         3,926
Shares issued (net of cost)........    -           12       49,370        -            -           -        49,382
Shares issued in exchange for units
     of the OP.....................    -            1        1,254        -            -           -         1,255
Shares issued through Employee
     Stock Purchase Plan
      (net of costs)...............    -            -          153        -            -          -            153
                                    ---------  ---------  ----------  ---------  --------   ---------   ---------------
Balance June 30, 2003..............   $8         $431     $629,052    ($488)   ($114,920)    ($5,416)      $508,667
                                    ========= ==========  ==========  ======== ============  ========   ===============

On June 18, 2003, the Company sold 1.2 million shares of common stock at a price of $42.10 per share, yielding net proceeds after expenses of $49.4 million, which were used to repay borrowings under the Company's Senior Credit Facility associated with the Company's Tannersville acquisition.

9. Dividends

On June 5, 2003, the Board of Directors of the Company declared a $0.535 per share dividend to shareholders of record on June 30, 2003. The dividend, totaling $23.0 million, was paid on July 14, 2003. The OP simultaneously paid a $0.535 per unit cash distribution, totaling $4.0 million, to its minority unitholders.

10. Income Taxes

At June 30, 2003, the Company was in compliance with all REIT requirements under Section 856(c) of the Internal Revenue Code of 1986, as amended, and as such, was not subject to federal income taxes.

11. Net Income Per Common Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock of 2.0 million and 1.5 million shares for the three months ended June 30, 2003 and 2002, respectively; and 1.9 million and 1.4 million for the six months ended June 30, 2003, and 2002, respectively.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. Net Income Per Common Share (continued)

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                                   Three Months Ended              Six Months
                                                                         June 30,                 Ended June 30,
(In thousands, except per share amounts)                            2003          2002          2003        2002
                                                                  ---------     ---------     ---------  ----------
Numerator
Numerator for basic and diluted earnings per share -
     net income available to common shareholders............       $24,705       $13,408       $43,118     $25,295

Denominator
Denominator for basic earnings per share-
   Weighted average shares..................................        42,041        37,877        41,801      37,725

Effect of dilutive securities-
  Stock options.............................................         1,956         1,498         1,854       1,351

Denominator for diluted earnings per share-
  Adjusted weighted average shares assumed conversions......        43,997        39,375        43,655      39,076

Per share amounts:
  Net income - basic........................................         $0.59         $0.35         $1.03       $0.67
  Net income - diluted......................................         $0.56         $0.34         $0.99       $0.65

12. Commitments and Contingencies

In connection with the Simon joint ventures, the Company has committed to provide 50% of the development costs, or approximately $48.0 million for Las Vegas Premium Outlets and $46.0 million for Chicago Premium Outlets. As of June 30, 2003, the Company had contributed $36.6 million and $12.8 million to the Las Vegas and Chicago projects, respectively.

Borrowings related to Chelsea Japan for which the Company and the OP have provided guarantees for repayment of debt as of June 30, 2003, are as follows:

      Total Facility                |                                Outstanding
      --------------                |                                -----------
                                    |                                                  Due    Interest
     Yen            US $ Equivalent |   Yen        US $ Equivalent    US $ Guarantee   Date    Rate
     ---            --------------- |   ---        ---------------    --------------   ----    ----
 4.0 billion (1)    $33.4 million   |0.9 billion   $7.9 million       $7.9 million     2004    1.41%
 3.8 billion (2)     31.7 million   |3.4 billion   28.1 million       11.2 million     2015    2.20%
 0.6 billion (2)      5.0 million   |0.5 billion    4.5 million        1.8 million     2012    1.50%
1)	Facility entered into by an equity investee of the Company that has a one-year extension option until April 1, 2005.
2)	Facilities entered into by Chelsea Japan, secured by Gotemba and Rinku and 40% severally guaranteed by the Company.

In May 2002, the Company entered into a 50/50 joint venture agreement with Sordo Madaleno y Asociados and Mr. Carlos Peralta of Mexico City to jointly develop premium outlet centers in Mexico. Subject to leasing and entitlements, construction on the 232,000 square-foot first phase of the outlet project is scheduled to commence later in 2003 and open in late 2004. The site can support a second phase containing approximately 165,000 square feet of GLA. Once Phase I of the project has been approved, the Company will be committed to fund approximately $14 million which is 50% of the development costs.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

12. Commitments and Contingencies (continued)

As of June 30, 2003, the Company had provided limited debt service guarantees of approximately $17.3 million to Value Retail and affiliates, under a standby facility for loans provided to Value Retail and affiliates to construct outlet centers in Europe. The standby facility, which has a maximum limit of $22.0 million, expired in November 2001 and outstanding guarantees shall not survive more than five years after project completion.

At June 30, 2003, other assets includes $9.4 million and accrued expenses and other liabilities include $12.8 million related to the 2002 deferred unit incentive program which may be paid to certain key officers in 2007.

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

13. Related Party Information

In 1999, the OP established a $6.0 million secured loan facility that will expire in June 2004 for the benefit of certain unitholders. Each borrower issued a note that is secured by OP units, bears interest at a rate of LIBOR plus 200 basis points per annum payable quarterly and is due by the facility expiration date. At June 30, 2003, loans made to two unitholders, who are also officers of the Company, totaled $3.2 million, $0.5 million of which was used to exercise Company stock options and is reflected as a reduction to stockholder's equity in the accompanying financial statements. Effective June 2002, the Company changed its policy to eliminate new loans to directors and officers.

In August 1997, the Company and one of its directors entered into a Consulting Agreement pursuant to which the director agreed to perform services for the Company in connection with the development and operation of manufacturer's outlet centers in Japan and Hawaii. The agreement provided for payments to the director of $10,000 per month and was terminated by the Company in December 1999. During the term of the agreement and for four years after the termination of the agreement, the director will be entitled to deferred compensation of 1% of the development costs, up to a maximum amount of $0.5 million per project, on all projects in which he was involved in Japan or Hawaii either directly or as a result of Mitsubishi and/or Nissho Iwai committing to develop such project with the Company in Japan. Fees paid under this agreement totaled $0.3 million for the six months ended June 30, 2003. These fees are included in investment in affiliates in the accompanying financial statements.

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

Notes to Condensed Consolidated Financial Statements
(Unaudited)

14. Segment Information (continued)

                                        Premium      Other
(in thousands)                          Domestic     Domestic       International     Other      Total
------------------------------------- ------------- ------------- ---------------- ----------  -----------
                                                          (1)           (2)            (3)
Total revenues
  Three months ended:
        June 30, 2003..............      $64,605      $23,248          $   -         $(447)      $87,406
        June 30, 2002..............       50,924       12,555              -         1,363        64,842

  Six months ended:
        June 30, 2003..............      126,770       45,193              -          (415)      171,548
        June 30, 2002..............       94,799       23,784              -         2,740       121,323

Interest income
  Three months ended:
        June 30, 2003..............          252           10              -            61           323
        June 30, 2002..............          257           40              -            78           375

  Six months ended:
        June 30, 2003..............          507           14              -            93           614
        June 30, 2002..............          540           64              -           171           775

Income from unconsolidated
      investments
  Three months ended:
        June 30, 2003..............            -            -          2,495          (905)        1,590
        June 30, 2002..............        1,819            -          1,163        (3,776)         (794)

  Six months ended:
        June 30, 2003..............            -            -          3,946        (1,742)        2,204
        June 30, 2002..............        4,672            -          2,080        (6,476)          276

NOI
  Three months ended:
        June 30, 2003..............       46,738       15,525          4,102        (4,278)       62,087
        June 30, 2002..............       40,453        6,017          2,148        (1,819)       46,799

  Six months ended:
        June 30, 2003..............       92,005       29,988          6,516        (7,135)      121,374
        June 30, 2002..............       77,039       10,947          3,851        (2,563)       89,274

Fixed asset additions
  Six months ended:
        June 30, 2003..............        6,711       61,424              -           661        68,796
        June 30, 2002..............       47,036       29,088              -           831        76,955

Total assets
        June 30, 2003..............    1,147,618      620,863         17,928        30,206     1,816,615
        December 31, 2002..........    1,262,190      394,984         16,077        29,779     1,703,030
(1)	Approximately 15% and 25% of the GLA is occupied by and approximately 7% and 13% of annualized base rent is derived from one tenant during the 2003 and 2002 periods, respectively.
(2) (3)	Principally comprised of the Company's interest in Chelsea Japan. Includes corporate overhead assets and results from Chelsea Interactive.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

14. Segment Information (continued)

Following is a reconciliation of net operating income to net income for the three and six months ended June 30, 2003, and 2002 (in thousands):

                                                           Three Months Ended          Six Months Ended
                                                               June 30,                   June 30,
                                                           2003        2002             2003      2002
                                                         -----------------------    ------------------------
Segment NOI............................................    $62,087      $46,799       $121,374    $89,274
Interest expense - consolidated........................    (16,553)     (10,843)       (33,187)   (20,593)
Interest expense - unconsolidated investments..........       (189)        (139)          (333)      (267)
Depreciation and amortization expense - consolidated...    (17,269)     (14,243)       (34,901)   (27,184)
Depreciation and amortization
      expense - unconsolidated investments.............       (694)      (1,159)        (1,293)    (2,802)
Depreciation and amortization
      expense - Chelsea Interactive....................          -      (2,060)              -     (3,568)
Income tax - unconsolidated investments................       (724)        (413)          (944)      (672)
Gain on sale of discontinued operations................      4,008            -          4,008          -
Minority interest......................................     (5,127)      (3,685)        (9,938)    (7,140)
                                                        -------------------------   -----------------------
Net income.............................................    $25,539      $14,257        $44,786    $27,048
                                                        =========================   =======================

15. Fair Value of Financial Instruments

The following disclosures of estimated fair value were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, accounts receivable, accounts payable, and revolving credit facilities balances reasonably approximate their fair values due to the short maturities of these items. Mortgage debt and the unsecured notes payable have an estimated fair value based on discounted cash flow models of approximately $1.0 billion, which exceeds the book value by $0.1 billion. Unsecured bank debt is carried at an amount which reasonably approximates its fair value since it is a variable rate instrument whose interest rate reprices frequently.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2003. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since such date and current estimates of fair value may differ significantly from the amounts presented herein.

16. Subsequent Events

On August 1, 2003, the Company acquired Belz Factory Outlet World – Las Vegas, a 477,000 square-foot outlet center in Las Vegas, Nevada for $104.0 million including the assumption of a $24.4 million 8.12% mortgage loan due 2012. As part of the same transaction, the Company acquired Belz Factory Outlet World – Lakeland, a 319,000 square-foot outlet center near Memphis, Tennessee for an additional $3.5 million. The Lakeland property is expected to be marketed for sale shortly after closing. The approximately $84.0 million cash portion of the overall transaction was financed through a $100 million one-year bridge loan facility at an annual interest rate of LIBOR plus 0.80% that is due on July 31, 2004 and extendible for six months until January 31, 2005 at the Company's option. The LIBOR rate spread ranges from 0.70% to 1.35% depending on the Company's Senior Debt rating. Surplus proceeds from the financing of approximately $16.0 million will be used for general corporate purposes.

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

General Overview

From July 1, 2002 to June 30, 2003, the Company has grown rental revenue by $39.8 million to $128.9 million. This was achieved by increasing rents, expanding three wholly-owned centers and acquiring seven centers in 2002 and one center in 2003. These increases were partially offset by rent decreases from selling three non-core centers. Increasing rents at operating centers resulted in base rent growth of $1.6 million. The Company re-leased or renewed approximately 1.2 million square feet of Premium Property GLA during the twelve months ended June 30, 2003, for which initial contractual cash rents under new leases were 12% higher than expiring leases. The expansion of three wholly-owned centers increased base rents by $0.8 million. The acquisition of eight centers increased rental revenue by $17.4 million. In addition, the purchase of ownership interests in the five centers previously held as unconsolidated investments resulted in rental revenue growth of $19.5 million and a decrease in income from unconsolidated investments of $2.8 million. Income from unconsolidated investments for Chelsea Japan grew due to higher earnings, increased fees, the expansion of Rinku Premium Outlets in March 2002 and the opening of Sano Premium Outlets in March 2003.

At June 30, 2003, the Company wholly or partially-owned 14.9 million square feet of GLA. Since July 1, 2002, the Company has added 2.2 million square feet ("sf") of net GLA and details are as follows:

Net GLA added since July 1, 2002 is detailed as follows:

                                                        12 months         6 months         6 months
                                                          ended            ended              ended
                                                         June 30,          June 30,         December 31,
                                                         2003                2003             2002
                                                     ----------------    -------------    --------------
Changes in GLA (sf in 000's):

New centers developed:
     Sano Premium Outlets (40% owned) ............             180              180              -
                                                     ----------------    -------------   ----------------

Centers expanded:
    Desert Hills Premium Outlets..................              23                -             23
    Liberty Village Premium Outlets...............              23                -             23
    Other.........................................             (31)            (22)             (9)
                                                     ----------------    -------------    ---------------
Total centers expanded............................              15             (22)             37

Centers acquired:
    The Crossings Factory Stores..................             390             390               -
    Factory Outlet Village Osage Beach ...........             391               -             391
    St. Augustine Premium Outlets ................             329               -             329
    Outlets at Albertville........................             305               -             305
    Factory Merchants Branson.....................             300               -             300
    Jackson Outlet Village........................             292               -             292
    Johnson Creek Outlet Center...................             278               -             278
                                                     ----------------    -------------    -------------
Total centers acquired............................           2,285             390           1,895

Centers sold:
    St. Helena Premium Outlets....................            (23)             (23)              -
    Three Other Properties........................           (256)               -            (256)
                                                     ----------------    -------------    -------------
Total centers sold................................           (279)             (23)           (256)

Net GLA added during the period...................           2,201             525           1,676

GLA at end of period..............................          14,911          14,911          14,386

Results of Operations

Comparison of the three months ended June 30, 2003, to the three months ended June 30, 2002.

Income from continuing operations before minority interest, increased $8.7 million, or 48.9%, to $26.6 million for the three months ended June 30, 2003, from $17.9 million for the three months ended June 30, 2002. This increase was primarily the result of the buyout of ownership interests in four centers in 2002, the acquisition of six centers in 2002 and one center in 2003, higher rents from releasing and renewals, and a decrease in the loss from Chelsea Interactive, partially offset by increases in general and administrative, interest and other expenses.

Base rentals increased $16.8 million, or 39.0%, to $60.0 million for the three months ended June 30, 2003, from $43.2 million for the three months ended June 30, 2002, due to the buyout of ownership interests in four centers in 2002 and the acquisition of six centers in 2002 and one center in 2003, higher average rents on releasing and renewals, and the expansion of two wholly-owned centers in late 2002.

Percentage rents increased $0.5 million, or 11.8%, to $5.0 million for the three months ended June 30, 2003, from $4.5 million for the three months ended June 30, 2002, primarily due to the buyout of ownership interests in four centers in 2002 and the acquisition of six centers in 2002.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $6.1 million, or 42.2%, to $20.6 million for the three months ended June 30, 2003, from $14.5 million for the three months ended June 30, 2002, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses for the Premium Portfolio was 90% for the three months ended June 30, 2003, compared to 88% for the three months ended June 30, 2002. The average recovery of reimbursable expenses for the Other Retail Centers was 70% for the three months ended June 30, 2003, compared to 55% for the three months ended June 30, 2002. The increase in average recovery on the Other Retail Centers is a result of the centers acquired in 2002.

Other income decreased $0.9 million or 33.0% to $1.8 million for the three months ended June 30, 2003, from $2.7 million for the three months ended June 30, 2002, primarily due to the expiration of the non-compete agreement which included income recognition of $1.3 million in 2002 partially offset by a $0.3 million gain on an outparcel sale in 2003.

Operating and maintenance expenses increased $6.4 million, or 35.2%, to $24.5 million for the three months ended June 30, 2003, from $18.1 million for the three months ended June 30, 2002. The increase was primarily due to costs related to increase in GLA.

Depreciation and amortization expense increased $3.1 million, or 21.3% to $17.3 million for the three months ended June 30, 2003, from $14.2 million for the three months ended June 30, 2002. The increase was due to depreciation of the increased GLA.

General and administrative expense increased $0.6 million or 28.5% to $2.5 million for the three months ended June 30, 2003, from $1.9 million for the three months ended June 30, 2002, primarily due to increases in deferred unit incentive program accrual, salaries and professional fees.

Other expenses increased $0.5 million or 50.4% to $1.6 million for the three months ended June 30, 2003, from $1.1 million for the three months ended June 30, 2002, due to a non-cash charge of $0.5 million on an interest rate swap resulting from the pay down of a hedged mortgage loan in June 2003 related to the sale of St. Helena Premium Outlets.

Income from unconsolidated investments decreased $0.5 million or 16.3% to $2.5 million for the three months ended June 30, 2003, from $3.0 million for the three months ended June 30, 2002, due to the buyout of ownership interest in four centers which were previously held as unconsolidated investments partially offset by higher income and fees including a one-time leasing fee of $0.6 million from Chelsea Japan.

The loss from Chelsea Interactive decreased $2.9 million or 76.0% to $0.9 million for the three months ended June 30, 2003, from $3.8 million for the three months ended June 30, 2002, due to the write-off of the Company's investment at December 31, 2002. The June 30, 2003 loss represents second quarter funding to Chelsea Interactive.

Interest expense increased $5.7 million or 52.7% to $16.5 million for the three months ended June 30, 2003, from $10.8 million for the three months ended June 30, 2002, due to higher debt that partially financed acquisitions and the buyouts of partner's interests.

Income from discontinued operations of $0.1 million for the three months ended June 30, 2003 and 2002, and gain on sale of discontinued operations of $4.0 million, net of minority interest of $0.7 million for the three months ended June 30, 2003, relates to the June 2003 sale of St. Helena Premium Outlets, a 23,000 square-foot Premium Property.

Results of Operations

Comparison of the six months ended June 30, 2003, to the six months ended June 30, 2002.

Income from continuing operations before minority interest, increased $16.6 million, or 48.8%, to $50.5 million for the six months ended June 30, 2003, from $34.0 million for the six months ended June 30, 2002. This increase was primarily the result of the buyouts of ownership interests in five centers in 2002, the acquisition of seven centers in 2002 and one center in 2003, higher rents from releasing and renewals and decrease in the loss from Chelsea Interactive, partially offset by increases in general and administrative, interest and other expenses.

Base rentals increased $38.2 million, or 46.8%, to $119.8 million for the six months ended June 30, 2003, from $81.6 million for the six months ended June 30, 2002, due to the buyouts of ownership interests in five centers in 2002, the acquisition of seven centers in 2002 and one center in 2003, higher average rents on releasing and renewals, and the expansion of two wholly-owned centers in late 2002.

Percentage rents increased $1.7 million, or 22.1%, to $9.2 million for the six months ended June 30, 2003, from $7.5 million for the six months ended June 30, 2002, primarily due to the buyouts of ownership interests in five centers in 2002 and the acquisition of seven centers in 2002.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $12.3 million, or 45.6%, to $39.3 million for the six months ended June 30, 2003, from $27.0 million for the six months ended June 30, 2002, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses for the Premium Portfolio was 89% for the six months ended June 30, 2003 compared to 88% for the six months ended June 30, 2002. The average recovery of reimbursable expenses for the Other Retail Centers was 69% for the six months ended June 30, 2003, compared to 54% for the six months ended June 30, 2002. The increase in average recovery on the Other Retail Centers is a result of the centers acquired in 2002.

Other income decreased $1.9 million or 36.9% to $3.3 million for the six months ended June 30, 2003, from $5.2 million for the six months ended June 30, 2002, primarily due to the expiration of the non-compete agreement which included income recognition of $2.6 million in 2002 partially offset by an increase in ancillary operating income and gain from an outparcel sale in 2003.

Operating and maintenance expenses increased $13.1 million, or 38.4%, to $47.4 million for the six months ended June 30, 2003, from $34.3 million for the six months ended June 30, 2002. The increase was primarily due to costs related to increase in GLA.

Depreciation and amortization expense increased $7.7 million, or 28.5% to $34.9 million for the six months ended June 30, 2003, from $27.2 million for the six months ended June 30, 2002. The increase was due to depreciation of the increased GLA.

General and administrative expense increased $1.3 million or 35.8% to $4.7 million for the six months ended June 30, 2003, from $3.4 million for the six months ended June 30, 2002, primarily due to increases in deferred unit incentive program accrual, salaries and professional fees.

Other expenses increased $0.9 million or 40.0% to $3.1 million for the six months ended June 30, 2003, from $2.2 million for the six months ended June 30, 2002, due to a non-cash charge of $0.5 million on an interest rate swap resulting from the pay down of a hedged mortgage loan in June 2003 related to the sale of St. Helena Premium Outlets, and increased reserve for bad debt and center rent expense.

Income from unconsolidated investments decreased $2.8 million or 41.6% to $3.9 million for the six months ended June 30, 2003, from $6.7 million for the six months ended June 30, 2002, due to the buyouts of ownership interests in five centers in 2002 which were previously held as unconsolidated investments partially offset by higher income and fees including one-time leasing fees of $1.1 million from Chelsea Japan.

The loss from Chelsea Interactive decreased $4.8 million or 73.1% to $1.7 million for the six months ended June 30, 2003, from $6.5 million for the six months ended June 30, 2002, due to the write-off of the Company's investment at December 31, 2002. The loss represents funding to Chelsea Interactive during the six months ended June 30, 2003.

Interest expense increased $12.6 million or 61.2% to $33.2 million for the six months ended June 30, 2003, from $20.6 million for the six months ended June 30, 2002, due to higher debt that partially financed acquisitions and the buyouts of partner's interests.

Income from discontinued operations of $0.2 million for the six months ended June 30, 2003 and 2002, and gain on sale of discontinued operations of $4.0 million, net of minority interest of $0.7 million for the six months ended June 30, 2003, relates to the June 2003 sale of St. Helena Premium Outlets, a 23,000 square-foot Premium Property.

Liquidity and Capital Resources

The Company believes it has adequate financial resources to fund operating expenses, distributions, and planned development, construction and acquisition activities over the short term, which is less than 12 months and the long term, which is 12 months or more. Operating cash flow for the year ended December 31, 2002, of $128.2 million is expected to increase with a full year of operations from the five joint venture buyout centers and the 1.8 million square feet of GLA added during 2002 as well as scheduled openings of approximately 800,000 square feet of new joint venture GLA in 2003 and recent acquisition activity. The Company has adequate funding sources to complete and open all current development projects from available cash, credit facilities and secured construction financing. The Company also has access to the public markets through its $1.55 billion debt and equity shelf registration for funding or refinancing requirements.

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

Common distributions declared and recorded in 2003 were $53.4 million, or $1.07 per share or unit. The Company's dividend payout ratio as a percentage of net income before minority interest, gain or loss on sale or writedown of assets and depreciation and amortization (reduced by amortization of deferred financing costs, depreciation of non-real estate assets and preferred dividends ("FFO")) was 65.8%. The Company's senior unsecured bank line of credit ("Senior Credit Facility") limits aggregate dividends and distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

The Company's $200 million Senior Credit Facility expires in March 2005 (unless extended until March 2006), bears interest on the outstanding balance at an annual rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (2.21% at June 30, 2003) or the prime rate, at the Company's option, and has an annual facility fee of 0.125%. The LIBOR rate spread ranges from 0.85% to 1.50% depending on the Company's Senior Debt rating. The Company received a debt rating upgrade in July 2003, resulting in a reduction of the LIBOR rate spread to 0.95% from 1.05%. At June 30, 2003, $78.0 million was outstanding under the Senior Credit Facility.

During 2003, the Company completed two acquisition transactions valued at approximately $219 million. On June 12, 2003, the Company purchased The Crossings Factory Stores, a 390,000 square-foot outlet center located in Tannersville, Pennsylvania, for $111.3 million, including closing costs, and assumed a $60.7 million 5.85% mortgage loan due 2013. In conjunction with the Crossings Factory Stores acquisition, the Company completed an offering of 1.2 million shares of common stock at a price of $42.10 per share on June 18, 2003. Net proceeds after expenses of $49.4 million were used to fund substantially the entire cash portion of the acquisition.

On August 1, 2003, the Company acquired Belz Factory Outlet World – Las Vegas, a 477,000 square-foot outlet center in Las Vegas, Nevada for $104.0 million including the assumption of a $24.4 million 8.12% mortgage loan due 2012. As part of the same transaction, the Company acquired Belz Factory Outlet World – Lakeland, a 319,000 square-foot outlet center near Memphis, Tennessee for an additional $3.5 million. The Lakeland property is expected to be marketed for sale shortly after closing. The approximately $84.0 million cash portion of the overall transaction was financed through a $100 million one-year bridge loan facility at an annual interest rate of LIBOR plus 0.80% that is due on July 31, 2004 and extendible for six months until January 31, 2005 at the Company's option. The LIBOR rate spread ranges from 0.70% to 1.35% depending on the Company's Senior Debt rating. Surplus proceeds from the financing of approximately $16.0 million will be used for general corporate purposes.

A summary of the maturity of the Company's contractual debt obligations (at par) as of June 30, 2003, is as follows (in thousands):

                                                 Less than       1 to 3        4 to 5         After 5
                                 Total           One Year         Years          Years          Years
                              -------------    -------------   ------------   -----------    ------------
Unsecured bank debt              $83,035         $    -           $83,035      $      -        $      -
Unsecured notes                  625,000              -            50,000       125,000         450,000
Mortgage debt                    354,662          3,126            13,206       166,634         171,696
                              ------------    --------------    -----------   -----------    ------------
   Total                      $1,062,697         $3,126          $146,241      $291,634        $621,696
                              ============    ==============    ===========   ===========    ============

Construction projects underway at June 30, 2003 included a 170,000 square-foot second phase at Gotemba Premium Outlets, which opened on July 8, 2003; and the 435,000 square-foot Las Vegas Premium Outlets, which opened on August 1, 2003. The 180,000 square-foot first phase of Sano Premium Outlets, located north of Tokyo, Japan opened March 14, 2003. The Company is also under construction on the 438,000 square-foot Chicago Premium Outlets in Aurora, Illinois, scheduled to open in mid-2004, and the 124,000 square-foot third phase of Outlets at Albertville, scheduled to open in March 2004. The Gotemba and Sano projects are developments of Chelsea Japan Co., Ltd., the Company's 40%-owned Japanese joint venture. The Las Vegas and Chicago projects are 50/50 joint ventures with Simon. Other projects in various stages of development are expected to open in 2004 and beyond. There can be no assurance that these projects will be completed or opened, or that there will not be delays in opening or completion. All current development activity is fully financed either through project specific secured construction financing, the yen denominated line of credit, available cash or through the Senior Credit Facility. The Company will seek to obtain permanent financing once the projects are completed and income has been stabilized.

In connection with the Simon joint ventures, the Company has committed to provide 50% of the development costs, which are expected to be approximately $48.0 million for Las Vegas Premium Outlets and $46.0 million for Chicago Premium Outlets. As of June 30, 2003, the Company had contributed $36.6 million and $12.8 million to the Las Vegas and Chicago projects, respectively.

The Company has an agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan under the joint venture Chelsea Japan. Borrowings related to Chelsea Japan for which the Company and the OP have provided guarantees as of June 30, 2003, are as follows:

            Total Facility         |                   Outstanding
            -------------          |                   -----------
                                   |                                                     Due    Interest
    Yen           US $ Equivalent  |   Yen        US $ Equivalent    US $ Guarantee      Date    Rate
    ---           ---------------  |   ---        ---------------    --------------      ----    ----
 4.0 billion (1)   $33.4 million   | 0.9 billion   $7.9 million       $7.9 million        2004     1.41%
 3.8 billion (2)    31.7 million   | 3.4 billion   28.1 million       11.2 million        2015     2.20%
 0.6 billion (2)     5.0 million   | 0.5 billion    4.5 million        1.8 million        2012     1.50%
1)	Facility entered into by an equity investee of the Company that has a one-year extension option until April 1, 2005.
2)	Facilities entered into by Chelsea Japan, secured by Gotemba and Rinku and 40% severally guaranteed by the Company.

In May 2002, the Company, through an affiliated entity, entered into a 50/50 strategic alliance with Sordo Madaleno y Asociados and Mr. Carlos Peralta of Mexico City to jointly develop premium outlet centers in Mexico. Subject to leasing and entitlements, construction on a 232,000 square-foot first phase of an outlet project north of Mexico City is expected to commence later in 2003 and to open in late 2004. The site can support a second phase containing approximately 165,000 square feet of GLA. Once phase one of the project has been approved, the Company will be committed to fund approximately $14 million which is 50% of the development costs. As of June 30, 2003, the Company had incurred costs of approximately $1.9 million related to predevelopment costs and formation of the joint venture.

At December 31, 2002, the Company recognized an impairment loss equal to the net book value of its investment in Chelsea Interactive. The Company believes that it will not be able to recover the net book value of its investment in Chelsea Interactive through future cash flows before reaching the Company's $60.0 million funding limit. Through June 30, 2003, the Company had funded $54.1 million and anticipates that the $5.9 million funding balance may be used to further develop the platform and to finance operating cash shortfalls and potential costs related to the disposal or discontinuance of the business. A $0.9 million and $1.7 million funding loss was reported for the three and six months ended June 30, 2003 respectively. Future funding by the Company will be reported as a loss in the period funding is required. The Company has signed an agreement with a third party to restructure Chelsea Interactive, subject to the satisfaction of certain conditions. There can be no assurance that this joint venture will be successful or that Chelsea Interactive will be able to continue as a going concern.

The Company has minority interests ranging from 3% to 8% in several outlet centers and outlet development projects in Europe operated by Value Retail. The Company's total investment in Europe as of June 30, 2003, was $3.6 million. The Company has also provided $17.3 million in limited debt service guarantees under a standby facility for loans arranged by Value Retail to construct outlet centers in Europe. The standby facility for new guarantees, which has a maximum of $22.0 million, expired in November 2001 and outstanding guarantees shall not survive more than five years after project completion.

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

Net cash provided by operating activities was $88.7 million and $52.5 million for the six months ended June 30, 2003, and 2002, respectively. The increase was primarily due to increased operating cash flow generated on the growth of the Company's GLA and decreased losses from Chelsea Interactive offset by the payout of the deferred incentive compensation in March 2002 and the receipt in January 2002 of the final non-compete installment. Net cash used in investing activities decreased to $80.9 million from $93.2 for the six months ended June 30, 2003, and 2002, respectively primarily as a result of a decrease in joint venture and wholly-owned property acquisition activity and an increase in proceeds from sale of a center. Net cash used in financing activities increased to $9.0 million from cash provided of $57.9 million for the six months ended June 30, 2003, and 2002, respectively. The increase was primarily a result of decreased debt proceeds and repayments offset by common stock issuance in 2003, preferred stock redemptions in 2002 and increased distributions in 2003.

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

                                                                Three Months Ended          Six Months Ended
                                                                     June 30,                    June 30,
                                                                2003          2002           2003          2002
                                                            -----------  ------------     -----------    -------------

Net income to common shareholders.....................         $24,705        $13,408        $43,118      $25,295
Add (deduct):
  Depreciation and amortization - wholly owned........          17,269         14,243         34,901       27,184
  Depreciation and amortization - joint ventures......             694          1,159          1,293        2,802
  Amortization of deferred financing costs and
    depreciation of non-rental real estate assets.....            (583)          (616)        (1,183)      (1,168)
Gain on sale of discontinued operations...............          (4,008)             -         (4,008)           -
  Preferred units distribution........................          (1,462)        (1,462)        (2,924)      (2,924)
  Minority interest...................................           5,127          3,685          9,938        7,140
                                                            ------------   ------------   -----------   -----------
FFO...................................................         $41,742        $30,417        $81,135      $58,329
                                                            ============   ============   ===========   ===========
Average diluted shares/units outstanding .............          51,439         45,656         51,156       45,366
Dividends declared per share..........................          $0.535         $0.485          $1.07        $0.89

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires certain guarantees to be recorded at fair value, instead of recording a liability only when a loss is probable and reasonably estimatable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 effective December 31, 2002. FIN 45's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

In January of 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Company will need to apply its provisions to any existing variable interests in variable interest entities by no later than September 30, 2003. The Company does not believe that FIN 46 will have a significant impact on the Company's financial statements.

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

Bad Debt

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments. If the financial condition of the Company's tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company's allowance for doubtful accounts included in tenant accounts receivable totaled $2.3 million and $2.6 million at June 30, 2003, and December 31, 2002, respectively.

Valuation of Investments

On a periodic basis, management assesses whether there are any indicators that the value of real estate properties, including joint venture properties, may be impaired. If the carrying amount of the property is greater than the estimated expected future cash flow (undiscounted and without interest charges) of the asset, impairment has occurred. The Company will then record an impairment loss equal to the difference between the carrying amount and the fair value of the asset. The Company does not believe that the value of any of its rental properties were impaired at June 30, 2003. The Company currently believes that it will not be able to recover the net book value of its investment in Chelsea Interactive through future cash flows unless Chelsea Interactive is able to achieve positive cash flow before reaching the $60.0 million funding limit. Due to current market conditions and the costs of operating the platform, future funding by the Company will be reported as a loss in the period funding occurs. As of June 30, 2003, $54.1 million had been funded and $0.9 million and $1.7 million has been reported as a loss for the three and six month periods then ended.

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

At June 30, 2003, a hypothetical 100 basis point adverse move (increase) in US Treasury and LIBOR rates applied to unhedged debt would adversely affect the Company's annual interest cost by approximately $0.8 million annually.

Following is a summary of the Company's debt obligations at June 30, 2003, (in thousands):

                                         Expected Maturity Date
--------------------------------------------------------------------------- ----------------------------------------
                         2004      2005      2006     2007          2008      Thereafter      Total      Fair Value
                         ----      ----      ----     ----          ----      ----------      -----      ----------
Fixed Rate Debt:         -        $49,937     -      $124,857     $166,236     $581,927    $922,957     $1,046,412
Average Interest Rate:   -           8.38%    -          7.25%        6.99%        7.14%       7.19%
Variable Rate Debt:      -        $83,035     -             -            -      $61,975    $145,010     $  145,010
Average Interest Rate:   -           2.21%    -             -            -         2.82%       2.47%

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of June 30, 2003 and, based on that evaluation, concluded that, as of the end of the period covered by this report, we had sufficient controls and procedures for recording, processing, summarizing and reporting information that is required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms.

During the quarter ended June 30, 2003, there have not been any significant changes to our internal controls including any corrective actions with regard to significant deficiencies and material weaknesses or other factors that could significantly affect these controls.

Chelsea Property Group, Inc.

Part II. Other Information

Item 4.      Submission of Matters to a Vote of Security Holders

The Company held an annual meeting of stockholders on June 5, 2003, at which the following matters were voted upon:

1. 2. 3.	Election of three directors Approval of the Amendment to Employee Stock Purchase Plan Approval of appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2003

The results of the meeting were as follows:

                                                                        Broker
                             For           Against         Abstain    Non-Votes
                             ---           -------         -------    ---------
Proposal 1:
William D. Bloom           33,907,125     2,011,140            -          -
Robert Frommer             34,086,230     1,832,035            -          -
Reuben S. Leibowitz        34,073,631     1,844,634            -          -

Proposal 2:
Amendment to Employee
Stock Purchase Plan        35,166,399       414,568      337,298

Proposal 3:
Independent Auditors       34,160,207     1,360,337      397,721

Messrs. David C. Bloom, Brendan T. Byrne, Barry Ginsburg and Philip Kaltenbacher continued as directors after the meeting.

Item 6.      Exhibits and Reports on Form 8-K

Exhibit No.	Description

(a)	31 32	Section 302 Certifications Section 906 Certifications

(b)	Current Report on Form 8K reporting under Items 7 and 9 on an event that occurred May 6, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHELSEA PROPERTY GROUP, INC. By: /s/ Michael J. Clarke Michael J. Clarke Chief Financial Officer

Date: August 12 , 2003