Form 10-Q
period 2003-09-30
CHELSEA PROPERTY GROUP INC
filed 2003-11-06
CIK 911215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to ___________.

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
Yes   X   No

The number of shares outstanding of the registrant’s common stock, $0.01 par value was 43,483,630 at October 31, 2003.

Chelsea Property Group, Inc.

Index

Part I. Financial Information

Item 1. Financial Statements (Unaudited)	Page

Condensed Consolidated Balance Sheets as of September 30, 2003, and December 31, 2002	2

Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2003, and 2002	3

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003, and 2002	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures about Market Risk	31

Item 4. Controls and Procedures	31

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K Signatures	32 33

Chelsea Property Group, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

                                                                                  September 30,        December 31,
                                                                                      2003                  2002
                                                                                ------------------    --------------
Assets:                                                                           (Unaudited)
Rental properties:
     Land..................................................................      $   300,559        $    266,461
     Depreciable property..................................................        1,777,573           1,570,713
                                                                                ----------------    --------------
Total rental property......................................................        2,078,132           1,837,174
Accumulated depreciation...................................................         (329,439)           (284,239)
                                                                                ----------------    --------------
Rental properties, net.....................................................        1,748,693           1,552,935
Cash and cash equivalents..................................................           29,355              22,551
Restricted cash-escrows....................................................            5,716               3,455
Tenant accounts receivable (net of allowance for doubtful
      accounts of $2,231 in 2003 and $2,593 in 2002).......................            3,979               7,762
Deferred rent receivable...................................................           23,381              18,778
Property held for sale.....................................................            3,500                   -
Investments in unconsolidated affiliates...................................           86,656              47,997
Notes receivable-related parties...........................................            2,168               2,746
Deferred costs, net........................................................           14,068              16,706
Other assets...............................................................           36,040              30,100
                                                                                --------------      ---------------
Total assets...............................................................      $ 1,953,556         $ 1,703,030
                                                                                ================    ==============

Liabilities and stockholders' equity:
Liabilities:
     Unsecured bank debt...................................................     $    183,035           $ 103,035
     Unsecured notes.......................................................          621,694             621,330
     Mortgage debt.........................................................          387,786             306,455
     Construction payables.................................................            7,625               8,046
     Accounts payable and accrued expenses.................................           49,355              43,570
     Accrued dividend and distribution payable.............................           28,470               4,927
     Other liabilities.....................................................           20,332              20,393
                                                                                ----------------    --------------
Total liabilities..........................................................        1,298,297           1,107,756

Commitments and contingencies

Minority interest..........................................................          137,907             139,443

Stockholders' equity:
     8.375% series A cumulative redeemable preferred stock, $0.01 par value, authorized 5,000 shares, issued and outstanding
         797 in 2003 and 2002 (aggregate liquidation preference of
          $39,847 in 2003 and 2002)........................................                8                   8
     Common stock, $0.01 par value, authorized 100,000 shares,
       43,481 in 2003 and 41,485 in 2003 and 2002..........................              434                 415
     Paid-in-capital.......................................................          634,502             574,352
     Officer loan..........................................................                -                (488)
     Distributions in excess of net income ................................         (113,176)           (112,648)
     Accumulated other comprehensive loss..................................           (4,416)             (5,808)
                                                                                ----------------    --------------
Total stockholders' equity.................................................          517,352             455,831
                                                                                ----------------    --------------
Total liabilities and stockholders' equity.................................      $ 1,953,556          $1,703,030
                                                                                ================    ==============

The accompanying notes are an integral part of the financial statements.

Chelsea Property Group, Inc.
Condensed Consolidated Statements of Income
for the Three and Nine Months Ended September 30, 2003, and 2002
(Unaudited)
(In thousands, except per share data)

                                                                 Three Months Ended            Nine Months Ended
                                                                   September 30,                 September 30,
                                                                 2003          2002           2003         2002
                                                            --------------   ------------ ------------- ------------
Revenues:
   Base rent.........................................           $63,850       $46,490       $183,086     $127,349
   Percentage rent...................................             6,705         5,368         15,831       12,836
   Expense reimbursements............................            20,108        16,048         59,388       42,975
   Other income......................................             1,919         2,980          5,197        8,171
                                                            ---------------  ------------ ------------ --------------
Total revenues.......................................            92,582        70,886        263,502      191,331
                                                            ---------------  ------------ ------------ --------------

Expenses:
   Operating and maintenance.........................            24,664        19,203         71,779       52,987
   Depreciation and amortization.....................            18,056        15,002         52,880       42,097
   General and administrative........................             2,560         1,557          7,229        4,995
   Other.............................................             1,324           985          4,353        3,092
                                                            ---------------  ------------ ------------ --------------
Total expenses.......................................            46,604        36,747       136,241      103,171
                                                            ---------------  ------------ ------------ --------------
Income before unconsolidated investments, interest
   expense, minority interest
     and discontinued operations   ..................            45,978        34,139        127,261       88,160

Income from unconsolidated investments...............             3,125         2,032          7,071        8,784
Loss from Chelsea Interactive........................              (677)       (3,790)        (2,419)     (10,266)
Interest expense.....................................           (17,743)      (13,098)       (50,930)     (33,691)
Gain on sale of unconsolidated investments                            -        10,911              -       10,911
Income from continuing operations before minority           ---------------  ------------ ------------ --------------
   interest..........................................            30,683        30,194         80,983       63,898

Minority interest  attributed to continuing
   operations........................................            (5,599)       (5,420)       (15,473)     (12,491)
                                                            ---------------  ------------ ------------ --------------
Income from continuing operations....................            25,084        24,774         65,510       51,407
(Loss) income from discontinued operations, net of
   minority interest.................................               (20)          284            332          699
Gain on sale of discontinued operations, net of
   minority interest.................................               776             -          4,784            -
                                                            ---------------  ------------ ------------ --------------
Net income...........................................            25,840        25,058         70,626       52,106
Preferred dividend...................................              (834)         (835)        (2,502)      (2,588)
                                                            ---------------  ------------ ------------ --------------
Net income available to common shareholders..........           $25,006       $24,223        $68,124      $49,518
                                                            ===============  ============= ============ =============

Basic (per common share):
Income from continuing operations....................             $0.56         $0.63          $1.49        $1.29
Income from discontinued operations..................                 -          0.01           0.01         0.02
Gain on sale of discontinued operations..............              0.02             -           0.11            -
                                                            ---------------  ------------ ------------ --------------
Net income per common share..........................             $0.58         $0.64          $1.61        $1.31
                                                            ===============  ============= ============ ==============
Weighted average common shares outstanding...........            43,304        37,950         42,302       37,799
                                                            ===============  ============= ============ ==============

Diluted(per common share):
Income from continuing operations....................             $0.53         $0.60          $1.42        $1.24
Income from discontinued operations..................                 -          0.01           0.01         0.02
Gain on sale of discontinued operations..............              0.02             -           0.11            -
                                                            ---------------  ------------  ------------ --------------
Net income per common share..........................             $0.55         $0.61          $1.54        $1.26
                                                            ===============  ============= ============ ==============
Weighted average common shares outstanding...........            45,282        39,610         44,197       39,253
                                                            ===============  ============= ============ ==============

The accompanying notes are an integral part of the financial statements.

Chelsea Property Group, Inc.
Condensed Consolidated Statements of Cash Flows
for the Nine Months Ended September 30, 2003 and 2002
(Unaudited)
(In thousands)

                                                                              2003              2002
                                                                           -------------     -------------
   Cash flows from operating activities
   Net income.......................................................          $70,626          $52,106
   Adjustments to reconcile net income to net cash
      provided by operating activities:
     Depreciation and amortization..................................           52,981           42,229
     Equity-in-earnings of unconsolidated investments in
         excess of distributions received...........................           (3,047)          (2,148)
     Loss from Chelsea Interactive..................................                -           10,266
     Loss on interest rate swap.....................................              514                -
     Gain on sale of unconsolidated investment......................                -          (10,911)
     Gain on sale of discontinued operations........................           (4,784)               -
     Minority interest in net income................................           15,534           12,607
     Proceeds from non-compete receivable...........................                -            4,300
     Amortization of non-compete revenue............................                -           (3,852)
     Additions to deferred leasing costs............................             (890)            (603)
     Other operating activities.....................................            1,597             (641)
     Changes in assets and liabilities:
        Straight-line rent receivable...............................           (5,485)          (2,441)
        Due from affiliates.........................................             (676)            (806)
         Other assets...............................................           (1,416)              116
         Deferred incentive compensation............................                -          (14,401)
         Accounts payable and other liabilities.....................            4,969           (1,745)
                                                                            ---------------  -------------
   Net cash provided by operating activities........................          129,923           84,076
                                                                            ---------------  -------------

   Cash flows from investing activities
   Additions to rental properties...................................         (165,631)        (133,502)
   Net proceeds from sale of centers................................           12,334            6,873
   Additions to investments in unconsolidated affiliates............          (33,954)         (26,098)
   Proceeds from sale of investments in affiliates..................                -           11,293
   Additions to deferred development costs..........................             (737)            (718)
   Payments from related parties.....................................           1,066            1,085
   Loans to related parties.........................................                -             (550)
   Other investing activities.......................................                -              337
                                                                            ---------------  -------------
   Net cash used in investing activities............................         (186,922)        (141,280)
                                                                            ---------------  -------------

   Cash flows from financing activities
   Debt proceeds....................................................          100,000          233,324
   Repayment of debt................................................          (29,906)        (132,400)
   Net proceeds from sale of common stock...........................           58,360            5,089
   Distributions....................................................          (63,953)         (48,851)
   Redemption of preferred stock....................................                -           (9,654)
   Additions to deferred financing costs............................             (698)          (1,215)
                                                                            ---------------  -------------
   Net cash provided by financing activities........................           63,803           46,293
                                                                            ---------------  -------------

   Net increase (decrease)  in cash and cash equivalents............            6,804          (10,911)
   Cash and cash equivalents, beginning of period...................           22,551           24,604
                                                                            ---------------  -------------
   Cash and cash equivalents, end of period.........................          $29,355          $13,693
                                                                            ===============  =============
   Supplemental information :
   Non-cash investing activities:
  Additions to rental properties on consolidation of properties previously
     held as investments in unconsolidated affiliates                              -          $275,960
                                                                            ===============  =============
   Non-cash financing activities:
      Assumption of mortgage loan payable on consolidation of properties
   previously held as investments in  unconsolidated  affiliates                   -          $228,026
                                                                            ===============  =============
   Assumption of mortgage loans payable                                       $89,490                -
                                                                            ===============  =============

The accompanying notes are an integral part of the financial statements.

Chelsea Property Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation

Chelsea Property Group, Inc. (the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”). The Company is the managing general partner of CPG Partners, L.P., (the “Operating Partnership” or “OP”), an operating partnership that specializes in owning, developing, leasing, marketing and managing upscale and fashion-oriented manufacturers’ outlet centers. As of September 30, 2003, the Company wholly or partially owned 61 centers in 31 states and Japan containing approximately 16.1 million square feet of gross leasable area (“GLA”). The Company’s portfolio is comprised of 30 Premium Outlet centers containing 10.3 million square feet of GLA (the “Premium Properties”) and 31 other retail centers containing approximately 5.8 million square feet of GLA (“Other Properties”) (collectively the “Properties”). The Company’s Premium Properties generated approximately 76% and 86% of the Company’s retail real estate net operating income for the nine months ended September 30, 2003, and 2002, respectively. The Premium Properties generally are located near metropolitan areas including New York City, Los Angeles, Chicago, Boston, Washington, D.C., San Francisco, Sacramento, Atlanta, Dallas, and Tokyo and Osaka, Japan. Some Premium Properties are also located within 20 miles of major tourist destinations including Palm Springs, the Napa Valley, Orlando, Las Vegas and Honolulu.

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

Common ownership of the OP as of September 30, 2003, was approximately as follows:

Number of units	% of total units

Company Unitholders Total	43,481,000 7,383,000 50,864,000	85.5% 14.5% 100.0%

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine-month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Certain amounts in the prior year financial statements have been reclassified to conform to current year presentation.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation (continued)

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) which was effective January 1, 2003. SFAS 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. See note 4 to financial statements for discussion related to the estimated future costs to be incurred in connection with the future operations of Chelsea Interactive.

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

In December 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Statement 148 amends Statement 123 to provide alternative methods of transition to Statement 123’s fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of Statement 123 whereby it requires that pro forma amounts shall reflect the difference in stock-based employee compensation cost, if any, included in net income and the total cost measured by the fair value based method that would have been recognized in the income statement if the fair value based method had been applied to all awards. The Company adopted the disclosure provisions of Statement 148, effective January 1, 2003 (see Note 2).

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective for all variable interests in variable interest entities created after January 31, 2003. The Company has not created any variable interest entities subsequent to January 31, 2003. The provisions of FIN 46 are effective beginning in the fourth quarter for variable interest entities created before January 31, 2003. The Company is currently evaluating whether it has any variable interest entities.

2. Stock Option Plan

The Company elected Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related Interpretations in accounting for its employee stock options. Under APB No. 25’s intrinsic value method, compensation expense, if any, is measured based on the award’s intrinsic value, the excess of the market price of the underlying stock over the exercise price on the measurement date (which usually is the date of grant). Appropriately, through September 30, 2003, the intrinsic value of all employee stock options issued on the date of the grant was zero, resulting in no compensation expense.

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

Notes to Condensed Consolidated Financial Statements
(Unaudited)

2. Stock Option Plan (continued)

Fair Value Assumptions:

                                                             2003          2002
                                                             ----          -----
Price of stock on date of grant.....................       $ 36.20        $26.30
Exercise price of option............................       $ 36.20        $26.30
Risk-free interest rate.............................         4.0%           5.0%
Expected volatility factor .........................         0.166          0.236
Expected dividend yield.............................         6.0%           6.0%
Expected option life................................       4 years        4 years

The results in a fair value estimate will be higher when one or more of the following variables increase; the price of the stock, the expected volatility, the expected life of the option and/or the risk-free interest rate. Conversely, an increase in the exercise price of the option and/or the expected dividend yield of stock lowers the fair value of the underlying stock.

The Company granted options in March 2003, to acquire 45,000 shares at an exercise price of $36.20 that expire in 2013.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows (in thousands except for earnings per share information):

                                                                Three Months Ended         Nine Months Ended
                                                                   September 30,             September 30,
                                                               2003           2002          2003         2002
                                                            -----------   ------------    ----------    --------
Net income to common shareholders; as
   reported................................                  $25,006       $24,223        $68,124       $49,518

Add: Stock based employee expense included in reported
   net income..............................                       -              -              -             -

Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of minority
   interest................................                     (369)         (521)        (1,102)       (1,562)
                                                            -----------  ------------  -----------  -------------

Pro forma net income.......................                  $24,637       $23,702        $67,022       $47,956
                                                            ===========  ============  ============  ============
Earnings per share: .......................
     Basic - as reported...................                    $0.58         $0.64          $1.61         $1.31
     Basic - proforma......................                    $0.57         $0.62          $1.58         $1.27

     Diluted - as reported.................                    $0.55         $0.61          $1.54         $1.26
     Diluted - proforma....................                    $0.54         $0.60          $1.52         $1.22

Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. Acquisitions and Dispositions

Acquisitions

In August 2003, the Company acquired Belz Factory Outlet World – Las Vegas (“Las Vegas”), a 477,000 square-foot outlet center in Las Vegas, Nevada, for $104.0 million including the assumption of a $24.4 million 8.12% mortgage loan due 2012. As part of the transaction, the Company also acquired Belz Factory Outlet World – Lakeland (“Lakeland”) (collectively, the”Belz Properties”), a 319,000 square-foot outlet center near Memphis, Tennessee, for an additional $3.5 million. The Lakeland property is being marketed for sale. The Company is in the process of determining the purchase price allocation and is considering the fair value of the in-place leases, land and building.

In June 2003, the Company purchased The Crossings Factory Stores, a 390,000 square-foot outlet center located in Tannersville, Pennsylvania, for $111.3 million, including closing costs, and assumed a $60.7 million 5.85% mortgage loan due 2013. An additional $5.0 million will be due to the sellers upon the completion of a 21,000 square-foot expansion scheduled to open in late 2004, subject to permits. The Company is in the process of determining the purchase price allocation and is considering the fair value of the in-place leases, land and building.

Dispositions

In September 2003, the Company realized a gain of approximately $0.9 million from the sale of one of its non-core properties, the former Factory Stores of America at Mesa, Arizona (“Mesa property”). Revenues and expenses, net of minority interest connected with the Mesa property have been reclassified to discontinued operations in the period of sale and comparable periods in the accompanying financial statements.

In June 2003, the Company sold a 23,000 square-foot Premium Outlet center located in St. Helena, California for $7.4 million, resulting in a gain of approximately $4.7 million. The center partially secured a mortgage note due April 2010 and $5.0 million of the sales proceeds were used to pay down the mortgage loan. The aggregate revenues and net income of the sold property were $0.4 million and $0.2 million, respectively, for the nine months ended September 30, 2003. Revenues and expenses, net of minority interest related to the St. Helena property, have been reclassified to discontinued operations in the period of sale and comparable periods in the accompanying financial statements.

4. Investments in Affiliates

The Company holds several non-controlling interests in domestic and international joint ventures accounted for under the equity method. Equity in earnings or losses of these affiliates and related management advisory, license, leasing and guarantee fees earned are included in income from unconsolidated investments in the accompanying financial statements.

As of September 30, 2003, the Company’s interests in joint ventures included a 40% interest in Chelsea Japan Co., Ltd. (“Chelsea Japan”), a 50% interest in two Premium Outlet centers with Simon Property Group, Inc. (“Simon”), a 50% interest in a strategic alliance with Sordo Madaleno y Asociados and affiliates (“Chelsea Mexico”), minority interests in various outlet centers and development projects in Europe operated by Value Retail PLC (“Value Retail”) and 100% of the non-voting preferred stock and 50% of the non-voting common stock of Chelsea Interactive, representing 40% of the total common stock.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. Investments in Affiliates (continued)

In March 2003, Chelsea Japan opened the 180,000 square-foot first phase of Sano Premium Outlets, located 40 miles north of Tokyo. Chelsea Japan has two other centers: Gotemba Premium Outlets, located west of Tokyo, is a 390,000 square-foot center, including a 170,000 square-foot expansion that opened in July 2003; Rinku Premium Outlets, located near Osaka, is a 250,000 square-foot center including a 70,000 square-foot expansion that opened in March 2002.

In June 2002, the Company and Simon entered into a 50/50 joint venture to develop and operate Las Vegas Premium Outlets, a 435,000 square-foot single-phase outlet center located in Las Vegas, Nevada, which opened on August 1, 2003. The Company is responsible for financing its 50% share of development costs, or approximately $48.0 million. As of September 30, 2003, the Company had contributed $40.5 million and capitalized interest and other costs of $3.8 million.

In August 2002, the Company and Simon entered into a 50/50 joint venture to develop and operate Chicago Premium Outlets, a 438,000 square-foot single-phase outlet center located in Aurora, Illinois, scheduled to open in mid-2004. The Company is responsible for financing its 50% share of the development costs, or approximately $46.0 million. As of September 30, 2003, the Company had contributed $19.4 million and capitalized interest and other costs of $1.4 million.

As of September 30, 2003, the Company had incurred approximately $2.0 million of pre-development and other costs related to the formation of the Mexico joint venture.

As of September 30, 2003, the Company had minority interests ranging from 3% to 8% in several outlet centers and outlet development projects in Europe. In July 2002, the Company sold approximately 45% of its holdings in Value Retail to a third party for $11.4 million, resulting in a gain of $10.9 million which was recorded as a gain on sale of unconsolidated investment in the accompanying financial statements.

At December 31, 2002, the Company recognized an impairment loss equal to the net book value of its investment in Chelsea Interactive. The Company believes that it will not be able to recover the net book value of its investment in Chelsea Interactive through future cash flows before reaching the Company’s $60.0 million funding limit. Through September 30, 2003, the Company had funded $54.8 million and anticipates that the $5.2 million funding balance may be used to further develop the platform and/or to fund operating cash shortfalls and potential costs related to the disposal or discontinuance of the business. A $0.7 million and $2.4 million funding loss was reported for the three and nine months ended September 30, 2003, respectively. Future funding by the Company will be reported, as a loss in the period funding is required. The Company has signed a joint venture agreement with a third party to restructure Chelsea Interactive, subject to the satisfaction of certain conditions. There can be no assurance that this joint venture will be successful or that Chelsea Interactive will be able to continue as a going concern.

The following is a summary of investments in and amounts due from affiliates at September 30, 2003 (in thousands):

                                           Chelsea        Simon          Chelsea
                                            Japan        Ventures         Mexico        Other          Total
                                         ------------   ------------    -----------    ----------   -----------

Balance December 31, 2002                  $12,471         $31,919         $   -        $3,607         $47,997
Additional
  investment.....................              639          32,192         2,022            25          34,878
Income from
unconsolidated
  investments....................            6,069           1,002             -             -           7,071
Distribution
  and fees.......................           (3,849)         (1,131)            -             -          (4,980)
Advances (net)...................              517           1,163             -            10           1,690
                                         ------------    ------------    ------------  ----------    -------------
Balance September 30, 2003.......          $15,847         $65,145        $2,022        $3,642         $86,656
                                         ============    ============    ============  ==========    =============

Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. Investments in Affiliates (continued)

The Company’s share of income (loss) before depreciation, depreciation expense and income (loss) from unconsolidated investments for the three and nine months ended September 30, 2003, and 2002, is as follows (in thousands):

                                                    For the Three Months Ended September 30,
                  ----------------------------------------------------------------------------------------------
                                      2003                                              2002
                  ------------------------------------------------    ------------------------------------------
                                                        Income                                     Income (loss)
                     Income(loss)                     (loss) from      Income (loss)                  from
                     before                            Unconsol.         before                     Unconsol.
                     Depreciation         Depr.      Investments      Depreciation       Depr.      Investments
                     --------------    ---------    --------------    --------------  ---------  --------------
Chelsea Japan.....      $3,101           $  978        $2,123           $1,532          $  471      $  1,061
F/C (1)...........           -                -             -            1,369             400           969
S/C Las Vegas            1,201              199         1,002                2               -             2
                     ----------------    ---------  --------------   --------------   ---------   -------------
 Total............      $4,302           $1,177        $3,125           $2,903            $871        $2,032
                     ================    =========  ==============   ==============   =========   =============
Chelsea
Interactive.......       ($677)          $    -         ($677)         ($1,594)         $2,196      ($3,790)
                     ================    =========  ==============   ==============   =========   ================

                                                     For the Nine Months Ended September 30,
                    ----------------------------------------------------------------------------------------------
                                           2003                                         2002
                    -----------------------------------------------   --------------------------------------------
                                                        Income                                     Income (loss)
                     Income (loss)                    (loss) from      Income (loss)                  from
                     before                            Unconsol.         before                     Unconsol.
                     Depreciation         Depr.       Investments     Depreciation       Depr.      Investments
                    -----------------   ---------   ---------------  --------------    ---------  ----------------
Chelsea Japan.....      $8,340           $2,271        $6,069          $ 4,419          $1,303      $  3,116
F/C (1)...........           -                -             -            6,178           1,847         4,331
Simon-
Orlando(2)........           -                -             -            1,833             523         1,310
S/C Las Vegas....        1,201              199         1,002               27               -            27
                    -----------------   ---------  ---------------   --------------   ---------   ----------------
  Total...........      $9,541           $2,470        $7,071          $12,457          $3,673      $  8,784
                    =================   =========  ===============   ==============   =========   ================
Chelsea
Interactive.......     ($2,419)          $    -       ($2,419)         ($4,502)         $5,764      ($10,266)
                    =================   =========  ===============   ==============   =========   ================
(1)	In August 2002, the Company became the sole owner of four Premium centers by acquiring the remaining 51% undivided interest in the F/C Acquisition Holdings, LLC joint venture, and consolidated the operations and balance sheet from the buyout date.

(2)	During the three months ended March 31, 2002, the Company had a 50% interest in Orlando Premium Outlets through a 50/50 joint venture with Simon. In April 2002, the Company became the sole owner of Orlando Premium Outlets by acquiring the remaining 50% undivided ownership interest from Simon, and consolidated the operations and balance sheet from the buyout date.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. Investments in Affiliates (continued)

Condensed financial information as of September 30, 2003, and December 31, 2002, and for the three and nine months ended September 30, 2003, and 2002 for investments in unconsolidated affiliates is as follows (in thousands):

                                                                                       Chelsea
                                                                      Retail         Interactive
                                                                  -------------     ---------------

Property, plant and equipment (net)
     September 30, 2003.......................................      $252,230          $      -
     December 31, 2002 (3)....................................       140,057            31,409

Total assets
     September 30, 2003.......................................       327,172                 -
     December 31, 2002 (3)....................................       190,157            33,295

Long term debt  (4)
     September 30, 2003.......................................       114,896                 -
     December 31, 2002........................................        75,139                 -

Total liabilities
     September 30, 2003.......................................       192,566             1,549
     December 31, 2002........................................       119,886             1,548

Net income (loss)
Three months ended:
     September 30, ...........................................         4,113                 -
     September 30, 2002 (1) ..................................         2,501            (3,790)

Nine months ended:
     September 30, 2003 ......................................         7,213                 -
     September 30, 2002 (1) (2)...............................        11,549           (11,127)

Company's share of net income (loss)
Three months ended:
     September 30, 2003 ......................................         1,807              (677)
     September 30, 2002 (1) ..................................         1,115            (3,790)

Nine months ended:
     September 30, 2003.......................................         3,047            (2,419)
     September 30, 2002 (1) (2)...............................         5,374           (10,266)

Fee income
Three months ended:
     September 30, 2003.......................................         1,318                 -
     September 30, 2002 (1) ..................................           915                 -

Nine months ended:
     September 30, 2003.......................................         4,024                 -
     September 30, 2002 (1) (2)...............................         3,383                 -
(1)	In August 2002, the Company became the sole owner of four Premium centers by acquiring the remaining 51% undivided interest in the F/C Acquisition Holdings, LLC joint venture and consolidated the operations and balance sheet from the buyout date.

(2)	During the three months ended March 31, 2002, the Company had a 50% interest in Orlando Premium Outlets through a 50/50 joint venture with Simon. In April 2002, the Company became the sole owner of Orlando Premium Outlets by acquiring the remaining 50% undivided ownership interest from Simon, and consolidated the operations and balance sheet from the buyout date.

(3)	At December 31, 2002, Chelsea Interactive recorded an impairment loss equal to the carrying amount of its net assets.

(4)	Long-term debt in 2003 and 2002 consists of borrowings related to Chelsea Japan.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

5. Non-Compete Agreement

The Company recognized income from its non-compete agreement with The Mills Corporation of $1.3 and $3.9 million during the three and nine months ended September 30, 2002, which is included in other income in the accompanying financial statements.

6. Debt

Unsecured Bank Debt

The Company has a $200.0 million senior unsecured bank line of credit (the “Senior Credit Facility”) with an expiration date of March 31, 2005, which the Company has the right to extend until March 31, 2006. The Senior Credit Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 0.95% (2.05% at September 30, 2003) or the prime rate, at the Company’s option. The LIBOR rate spread ranges from 0.85% to 1.50% depending on the Company’s Senior Debt rating. The Company received a debt rating upgrade in July 2003, resulting in a reduction of the LIBOR rate spread to 0.95% from 1.05%. At September 30, 2003, $78.0 million was outstanding under the Senior Credit Facility.

The Company has a one-year $100.0 million unsecured bridge loan (the “Bridge Loan Facility”) due July 31, 2004 and has the right to extend the loan until January 31, 2005. The Bridge Loan Facility bears interest on the outstanding balance, payable monthly, at a rate equal to LIBOR plus 0.80% (1.91% at September 30, 2003). The LIBOR rate spread ranges from 0.70% to 1.35% depending on the Company’s Senior Debt rating.

The Company also has a $5.0 million term loan that carries the same interest rate and maturity as the Senior Credit Facility.

Unsecured Notes

A summary of the terms of the unsecured notes outstanding at September 30, 2003, and December 31, 2002, is as follows (in thousands):

                                                        September 30,     December 31,         Effective
                                                            2003             2002               Yield (1)
                                                     ----------------   ------------------  ------------------

8.38%  due August 2005.....................              $  49,945         $  49,922              8.44%
7.25%  due October 2007....................                124,866           124,841              7.39%
8.63%  due August 2009.....................                 49,941            49,933              8.76%
8.25%  due February 2011...................                148,927           148,817              8.40%
6.88%  due June 2012.......................                 99,873            99,825              6.90%
6.00%  due January 2013....................                148,142           147,992              6.18%
                                                   ------------------  ------------------   ------------------
                                   Total                  $621,694          $621,330
                                                   ==================  =================

(1)    Including discount on the notes

Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Debt (continued)

Mortgage Debt

A summary of the terms of the mortgage debt outstanding at September 30, 2003, and December 31, 2002, and the related interest rate and Net Book Value (“NBV”) of the associated collateral as of September 30, 2003, are as follows (in thousands):

                                                                                   Effective
                                            September 30,        December 31,       Interest
                                                 2003                2002             Rate          NBV
                                          -------------------   ---------------   ------------    ----------
 Due July 2008 (1)................           $165,505              $167,723           7.26%        $254,020
 Due April 2010 (2)...............             61,725                67,250           7.26%          67,725
 Due December 2012 (3)............             25,993                     -           6.29%         106,028
 Due December 2012 (4)............             70,727                71,482           7.67%          74,817
 Due March 2013 (5)...............             63,836                     -           5.10%         114,091
                                        -------------------   -----------------                  -----------
                                             $387,786              $306,455                        $616,681
                                        ===================   =================                  ===========
(1)	The mortgage loan due July 2008 was consolidated as part of the August 2002 buyout of a joint venture partner's 51% interest in the F/C Acquisition joint venture. The mortgage calls for a $1.2 million fixed monthly debt service payment based on a 26-year amortization schedule. During the nine months ended September 30, 2003, the Company recognized $101,000 in debt discount amortization that is included in interest expense in the accompanying financial statements.

(2)	Chelsea Financing entered into a $70.0 million mortgage loan due April 2010 originally secured by its four properties. On June 2, 2003 the Company sold one of the encumbered properties for $7.4 million with an NBV of $2.5 million. Proceeds of $5.0 million were used to pay down the mortgage loan. The loan bears interest equal to LIBOR plus 1.50% (2.61% at September 30, 2003) or prime rate plus 1.0% and calls for quarterly principal amortization of $0.25 million through April 2005 and thereafter $0.45 million per quarter until maturity. In December 2000, the Company entered into an interest rate swap agreement to hedge against unfavorable fluctuations in LIBOR rates by fixing the interest rate at 7.26% until January 2006. During the nine months ended September 30, 2003, and 2002, the Company recognized interest expense of $2.3 million and $2.0 million, respectively, on the hedge that is included in interest expense in the accompanying financial statements.

(3)	The mortgage loan due December 2012 was assumed as part of an August 2003 acquisition. The stated interest rate of 8.12% was greater than that available to the Company for comparable debt. Consequently, the Company recognized a $1.9 million debt premium that will be amortized over the period of the loan, which reduces the effective interest rate to 6.29%. The mortgage loan calls for a $0.3 million fixed monthly debt service payment on a 17-year amortization schedule.

(4)	The mortgage loan due December 2012 was assumed as part of a September 2001 acquisition. The loan calls for a $0.5 million fixed monthly debt service payment based on a 26-year amortization schedule. During the nine months ended September 30, 2003, and 2002, the Company recognized $0.2 million in debt premium amortization that is included in interest expense in the accompanying financial statements.

(5)	The mortgage loan due March 2013 was assumed as part of a June 2003 acquisition. The stated interest rate of 5.85% was greater than that available to the Company for comparable debt. Accordingly, the Company recorded a $3.4 million debt premium that will be amortized over the period of the loan, which reduces the effective interest rate to 5.10%. The loan calls for a $0.4 million fixed monthly debt service payment on a 25-year amortization schedule.

Interest and loan costs of approximately $1.2 million and $0.8 million were capitalized as development costs during the three months ended September 30, 2003, and 2002, respectively; and approximately $3.4 million and $2.1 million during the nine months ended September 30, 2003, and 2002, respectively.

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

At September 30, 2003, the Company’s interest rate swap was reported at its fair value and classified as other liability of $5.8 million. At September 30, 2003, there were $5.4 million in deferred losses, recorded in accumulated other comprehensive loss, a shareholder’s equity account, and minority interest. During the nine months ended September 30, 2003, the Company reclassified $0.5 million of other comprehensive loss to other expense as a result of its $5.0 million pay down of swapped mortgage debt in June 2003.

Hedge Type	Notional Value	Rate	Maturity	Fair Value
Swap, Cash Flow	$67.0 million	5.7625%	1/1/06	($5.8 million)

The notional value and fair value of the above hedge provides an indication of the extent of the Company’s involvement in financial derivative instruments at September 30, 2003, but does not represent exposure to credit, interest rate, foreign exchange or market risk.

8. Preferred Units

In September 1999, the OP completed a private sale of $65 million of Series B Cumulative Redeemable Preferred Units (“Preferred Units”) to an institutional investor. The private placement took the form of 1.3 million Preferred Units at a stated value of $50 each. The Preferred Units may be called at par on or after September 2004, have no stated maturity or mandatory redemption and pay a cumulative quarterly dividend at an annualized rate of 9.0%. The Preferred Units are exchangeable into Series B Cumulative Redeemable Preferred Stock of the Company after ten years. Activity related to the Preferred Units is included in minority interest.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. Stockholders’ Equity

Following is a statement of stockholders’ equity at September 30, 2003, (in thousands):

                                Preferred   Common                        Distrib. in   Accum Other    Total
                                  Stock     Stock      Paid-                Excess       Comp.         Stock-
                                 At Par     At Par      in       Officer   of Net       (Loss)         holders'
                                  Value      Value    Capital     Loan     Income       Income         Equity
                               ---------- ----------------------------- -----------   --------------  --------------
Balance December 31, 2002.....     $8       $415   $574,352     ($488)   ($112,648)   ($5,808)        $455,831

Net income....................      -          -          -         -       70,626          -           70,626
Other comprehensive loss
  Foreign currency translation      -          -          -         -            -        228              228
  Interest rate swap..........      -          -          -         -            -      1,164            1,164
                                                                                                    -------------
Total comprehensive income....      -          -          -         -            -          -           72,018
                                                                                                    -------------

Preferred dividend............      -          -          -         -       (2,502)         -           (2,502)
Cash distributions declared
  ($1.61 per common share).....     -          -          -         -      (68,652)         -          (68,652)
Exercise of stock options......     -          6      8,846         -            -          -            8,852
Officer loan...................     -          -          -       488            -          -              488
Shares issued (net of cost)....     -         12     49,267         -            -          -           49,279
Shares issued in exchange for
  units of the OP..............     -          1      1,808         -            -          -            1,809
Shares issued through Employee
  Stock Purchase Plan (net of
  costs).......................     -          -        229         -            -          -
                                --------  ------- -----------  --------- -----------  ----------    ---------------
Balance September 30, 2003......   $8       $434   $634,502      $  -    ($113,176)   ($4,416)          $517,352
                                ========  ======= ===========  ========= ===========  ==========    ===============

10. Dividends

On September 11, 2003, the Board of Directors of the Company declared a $0.535 per share dividend to shareholders of record on September 30, 2003. The dividend, totaling $23.3 million, was paid on October 14, 2003. The OP simultaneously paid a $0.535 per unit cash distribution, totaling $3.9 million, to its minority unitholders.

11. Income Taxes

The Company is taxed as a REIT under Section 856(c) of the Code. As a REIT, the Company generally is not subject to Federal income tax. To maintain its qualification as a REIT, the Company must distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state and local taxes. Under certain circumstances, Federal income and excise taxes may be due on its undistributed taxable income.

12. Net Income Per Common Share

Basic earnings per common share were computed using the weighted average number of shares outstanding. Diluted earnings per common share were computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock of 2.0 million and 1.7 million shares for the three months ended September 30, 2003 and 2002, respectively; and 1.9 million and 1.5 million shares for the nine months ended September 30, 2003, and 2002, respectively.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

12. Net Income Per Common Share (continued)

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                                  Three Months Ended           Nine Months Ended
                                                                    September 30,                September 30,
(In thousands, except per share amounts)                          2003           2002          2003         2002
                                                                ---------     -----------    ---------    ----------
Numerator
Numerator for basic and diluted earnings per share -
   Net income available to common shareholders............        $25,006       $24,223       $68,124       $49,518
Denominator
Denominator for basic earnings per share-
   Weighted average shares................................         43,304        37,950        42,302        37,799

Effect of dilutive securities-
   Stock options..........................................          1,978         1,660         1,895         1,454

Denominator for diluted earnings per share-
  Adjusted weighted average shares........................         45,282        39,610        44,197        39,253

Per share amounts:
  Net income - basic......................................          $0.58         $0.64         $1.61         $1.31
  Net income - diluted....................................          $0.55         $0.61         $1.54         $1.26

13. Commitments and Contingencies

In connection with the Simon joint ventures, the Company has committed to provide 50% of the development costs, or approximately $48.0 million for Las Vegas Premium Outlets and $46.0 million for Chicago Premium Outlets. As of September 30, 2003, the Company had contributed $40.5 million and $19.4 million to the Las Vegas and Chicago projects, respectively.

Borrowings related to Chelsea Japan for which the Company and the OP have provided guarantees for repayment of debt as of September 30, 2003, are as follows:

            Total Facility          |                        Outstanding
            --------------          |                        ------------
                                    |                                    US $             Due    Interest
      Yen         US $ Equivalent   |     Yen        US $ Equivalent    Guarantee         Date    Rate
      ---         ---------------   |     ---        ---------------    ---------         ----    -----
 4.0 billion (1)    $35.9 million   |   0.9 billion   $ 8.5 million     $ 8.5 million      2004     1.33%
 3.8 billion (2)     34.1 million   |   3.4 billion    30.2 million      12.1 million      2015     2.20%
 0.6 billion (2)      5.4 million   |   0.5 billion     4.8 million       1.9 million      2012     1.50%
1)	Facility entered into by an equity investee of the Company that has a one-year extension option until April 1, 2005.
2)	Facilities entered into by Chelsea Japan, secured by Gotemba and Rinku and 40% severally guaranteed by the Company.

In May 2002, the Company entered into a 50/50 joint venture agreement with Sordo Madaleno y Asociados and affiliates to jointly develop Premium Outlet centers in Mexico. Construction on the 230,000 square-foot first phase of Punta Norte Premium Outlets has commenced and the center is scheduled to open in late 2004. The Company is currently advancing its share of project costs up to $14 million to its joint venture partners on a recourse basis until certain title and other issues are resolved. As of September 30, 2003, the Company contributed $2.0 million for the project.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

13. Commitments and Contingencies (continued)

As of September 30, 2003, the Company had provided limited debt service guarantees of approximately $17.4 million to Value Retail and affiliates, under a standby facility for loans provided to Value Retail and affiliates to construct outlet centers in Europe. The standby facility, which has a maximum limit of $22.0 million, expired in November 2001, and outstanding guarantees, shall not survive more than five years after project completion.

At September 30, 2003, other assets include $8.5 million and accrued expenses and other liabilities include $12.8 million related to the 2002 deferred unit incentive program which may be paid to certain key officers in 2007.

The Company is not presently involved in any material litigation or, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business. Management believes the cost incurred by the Company related to any of its litigation will not be material and have been adequately provided for in the consolidated financial statements.

14. Related Party Information

In 1999, the OP established a $6.0 million secured loan facility that will expire in June 2004 for the benefit of certain unitholders. Each borrower issued a note that is secured by OP units, bears interest at a rate of LIBOR plus 200 basis points per annum payable quarterly and is due by the facility expiration date. At September 30, 2003, the $2.2 million note receivable from related parties represents a loan made to a unitholder, who is also an officer of the Company. During the three months ended September 30, 2003, the Company received $1.1 million from a unitholder in full repayment of his loan. Effective June 2002, the Company changed its policy to eliminate new loans to directors and officers.

In August 1997, the Company and one of its directors entered into a Consulting Agreement pursuant to which the director agreed to perform services for the Company in connection with the development and operation of manufacturer’s outlet centers in Japan and Hawaii. The agreement provided for payments to the director of $10,000 per month and was terminated by the Company in December 1999. During the term of the agreement and for four years after the termination, the director will be entitled to deferred compensation of 1% of the development costs, up to a maximum amount of $0.5 million per project, on all projects in which he was involved in Japan or Hawaii either directly or as a result of Mitsubishi and/or Nissho Iwai committing to develop such project with the Company in Japan. Fees paid under this agreement totaled $0.3 million for the nine months ended September 30, 2003. These fees are included in investment in affiliates in the accompanying financial statements.

15. Segment Information

The Company is principally engaged in the development, ownership, acquisition and operation of manufacturers’ outlet centers and has determined that under SFAS No.131 “Disclosures About Segments of an Enterprise and Related Information” it has three reportable retail real estate segments: Premium domestic, other domestic and international. The Company evaluates real estate performance and allocates resources based on Net Operating Income (“NOI”) defined as total revenue less operating expenses. The primary sources of revenue are generated from tenant base rents, percentage rents and reimbursement revenue. Operating expenses primarily consist of common area maintenance, real estate taxes, promotional and general and administrative expenses. The retail real estate business segments meet the quantitative threshold for determining reportable segments.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

15. Segment Information (continued)

                                       Premium         Other
(in thousands)                         Domestic      Domestic       International     Other        Total
--------------------------------------------------- ------------ ---------------- ------------- -------------
                                        (1)           (1)(2)             (3)           (4)

Total revenues
  Three months ended:
        September 30, 2003.........      $64,625     $27,898             $ -            $59       $92,582
        September 30, 2002.........       58,088      11,416               -          1,382        70,886

  Nine months ended:
        September 30, 2003.........      190,775      72,465               -            262       263,502
        September 30, 2002.........      152,886      34,323               -          4,122       191,331

Interest income
  Three months ended:
        September 30, 2003.........          254          40               -              9           303
        September 30, 2002.........          252          76               -            105           433

  Nine months ended:
        September 30, 2003.........          761          54               -            102           917
        September 30, 2002.........          792         140               -            276         1,208

Income (loss) from
unconsolidated investments
  Three months ended:
        September 30, 2003.........        1,002           -           2,123           (677)        2,448
        September 30, 2002.........          971           -           1,061         (3,790)       (1,758)

  Nine months ended:
        September 30, 2003.........        1,002           -           6,069         (2,419)        4,652
        September 30, 2002.........        5,643           -           3,141        (10,266)       (1,482)

NOI
  Three months ended:
        September 30, 2003.........       48,293      18,989           4,143         (2,723)       68,702
        September 30, 2002.........       45,488      10,127           2,064         (6,323)       51,356

  Nine months ended:
        September 30, 2003.........      140,298      48,717          10,659         (9,598)      190,076
        September 30, 2002.........      122,527      20,777           5,915         (8,589)      140,630

Fixed asset additions
  Nine months ended:
        September 30, 2003.........       11,752     153,144               -            942       165,838
        September 30, 2002.........      103,520      28,550               -          1,432       133,502

Total assets
        September 30, 2003.........    1,241,914     661,109          21,501         29,032     1,953,556
        December 31, 2002..........    1,262,190     394,984          16,077         29,779     1,703,030
(1)	Excludes revenue for St. Helena and Mesa properties, which were sold in June and September 2003, respectively.
(2)	Approximately 15% and 25% of the GLA is occupied by and approximately 10% and 13% of annualized base rent is derived from one tenant during the 2003 and 2002 periods, respectively.
(3)	Principally comprised of the Company's interest in Chelsea Japan.
(4)	Includes corporate overhead assets and results from Chelsea Interactive.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

15. Segment Information (continued)

Following is a reconciliation of net operating income to net income for the three and nine months ended September 30, 2003, and 2002 (in thousands):

                                                                     Three Months Ended          Nine Months Ended
                                                                       September 30,              September 30,
                                                                     2003          2002             2003         2002
                                                                 ------------  --------------    -----------  -----------
    Segment NOI................................................    $68,702       $51,356          $190,076     $140,630
    Interest expense - consolidated............................    (17,743)      (13,098)          (50,930)     (33,691)
    Interest expense - unconsolidated investments..............       (268)         (146)             (601)       (413)
    Depreciation and amortization expense - consolidated.......    (18,080)      (15,045)          (52,981)    (42,229)
    Depreciation and amortization
       expense - unconsolidated investments....................     (1,177)         (871)           (2,470)     (3,673)
    Depreciation and amortization
       expense - Chelsea Interactive...........................         -         (2,196)                -      (5,764)
    Income tax - unconsolidated investments....................       (774)         (386)           (1,718)     (1,058)
    Gain on sale of discontinued operations....................        776             -             4,784           -
    Gain on sale of unconsolidated investment..................          -        10,911                 -      10,911
    Minority interest..........................................     (5,596)       (5,467)          (15,534)    (12,607)
                                                               -------------   ------------      -----------  -----------
    Net income.................................................    $25,840       $25,058           $70,626     $52,106
                                                               =============   ============      ===========  ===========

16. Fair Value of Financial Instruments

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

Cash equivalents, accounts receivable, accounts payable, and revolving credit facilities balances reasonably approximate their fair values due to the short maturities of these items. Mortgage debt and the unsecured notes payable have an estimated fair value based on discounted cash flow models of approximately $1.1 billion, which exceeds the book value by $100 million. Unsecured bank debt is carried at an amount, which reasonably approximates its fair value since it is a variable rate instrument whose interest rate reprices frequently.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2003. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since such date and current estimates of fair value may differ significantly from the amounts presented herein.

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

General Overview

From October 1, 2002 to September 30, 2003, the Company grew by increasing rents at its operating centers, acquiring nine retail centers, developing two new joint venture centers and expanding two wholly-owned centers and one joint venture center. For the nine months ended September 30, 2003, base rents increased $55.7 million comprised of $5.0 million of growth from existing centers and $50.7 million from acquisitions and new development since October 1, 2002. The Company released or renewed approximately 1.3 million square feet of Premium Property GLA during the twelve months ended September 30, 2003, for which initial contractual cash rents under new leases were 13% higher than expiring leases. Investments in unconsolidated affiliates decreased $1.7 million for the nine months ended September 30, 2003. The decrease was due to the purchase and consolidation of partners’ interests in five centers during 2002 offset by earnings contributed largely from the expansion of one joint venture center and the opening of two new joint venture centers including one-time fees earned in 2003.

The Company operated GLA of 16.1 million square feet at September 30, 2003 and 12.5 million square feet at September 30, 2002. The Company’s Premium Properties portfolio consists of 30 wholly or partially-owned centers containing 10.3 million square feet of GLA at September 30, 2003, and 27 wholly or partially-owned centers containing 8.4 million square feet of GLA at September 30, 2002. The Company’s Other Properties consist of 31 wholly or partially owned centers containing 5.8 million square feet of GLA at September 30, 2003, and 27 wholly or partially owned centers containing 4.1 million square feet of GLA at September 30, 2002. Since October 1, 2002, the Company has added 3.6 million square feet (“sf”) of net GLA and details are as follows:

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Net GLA added since October 1, 2002 is detailed as follows:

                                                                 12 months          9 months          3 months
                                                                    ended             ended             ended
                                                                September 30,      September 30,      December 31,
                                                                     2003              2003              2002
                                                           ------------------   -----------------  ----------------
Changes in GLA (sf in 000's):

New centers developed:
     Las Vegas Premium Outlets (50% owned) ............           435                   435               -
     Sano Premium Outlets (40% owned) .................           180                   180               -
                                                           ------------------   ------------------  --------------
                                                                  615                   615               -

Centers expanded:
    Gotemba Premium Outlets (40% owned)................           170                   170               -
    Desert Hills Premium Outlets.......................            23                     -              23
    Liberty Village Premium Outlets....................            23                     -              23
    Other..............................................           (36)                  (28)             (8)
                                                           --------------------- -----------------  --------------
Total centers expanded.................................           180                   142              38

Centers acquired:
    Belz Factory Outlet World - Las Vegas..............           477                   477               -
    Factory Outlet Village Osage Beach ................           391                     -             391
    The Crossings Factory Stores.......................           390                   390               -
    St. Augustine Outlet Center........................           329                     -             329
    Belz Factory Outlet World - Lakeland (1)...........           319                   319               -
    Outlets at Albertville.............................           305                     -             305
    Factory Merchants Branson..........................           300                     -             300
    Jackson Outlet Village.............................           292                     -             292
    Johnson Creek Outlet Center........................           278                     -             278
                                                           ---------------------  ----------------  --------------
Total centers acquired.................................         3,081                 1,186           1,895

Centers sold:
    St. Helena Premium Outlets.........................           (23)                  (23)              -
    Other Properties (2)...............................          (231)                 (167)            (64)
                                                           ---------------------  ----------------  --------------
Total centers sold.....................................          (254)                 (190)            (64)

Net GLA added during the period........................         3,622                 1,753           1,869

GLA at end of period...................................        16,139                16,139          14,386
(1)	Acquired Lakeland in August 2003 in conjunction with the Las Vegas property. The Lakeland property is being marketed for sale.
(2)	Consists of Factory Stores of America at Mineral Wells, Texas and Factory Stores of America at Mesa, Arizona.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Results of Operations

Comparison of the three months ended September 30, 2003 to the three months ended September 30, 2002.

Income from continuing operations before minority interest was $30.7 million, representing an increase of $0.5 million or 1.6% for the three months ended September 30, 2003, from $30.2 million for the three months ended September 2002. The increase was driven by the acquisitions of six centers in 2002 and three centers in 2003, the buyout of ownership interest in four centers in 2002, higher rents from releasing and renewals, and a decrease in the loss from Chelsea Interactive, largely offset by a gain of $10.9 million, which reflects the sale of a portion of the Company’s interest in Value Retail during July 2002 and partially due to increases in general and administrative, interest and other expenses.

Base rentals increased $17.4 million, or 37.3%, to $63.9 million for the three months ended September 30, 2003, from $46.5 million for the three months ended September 30, 2002, due to the acquisitions of nine centers, the buyout of partnership interest in four centers, higher average rents on releasing and renewals, and the expansion of two wholly-owned centers in late 2002.

Percentage rents rose $1.3 million, or 24.9%, to $6.7 million for the three months ended September 30, 2003, from $5.4 million for the three months ended September 30, 2002, primarily due to improved tenant sales, the acquisition of nine retail centers and the buyout of ownership interest in four centers in 2002.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax and promotional and management expenses, increased $4.1 million, or 25.3% from $16.0 million for the three months ended September 30, 2002 to $20.1 million for three months ended September 30, 2003, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses for the Premium Properties was 85.9% for the three months ended September 30, 2003 compared with 89.9% for the same period in 2002. The average recovery of reimbursable expenses for the Other Retail centers for the three months ended September 30, 2003 was 70.6%, compared with 57.7% for the three months ended September 30, 2002. The increase in average recovery from Other Retail centers was a result of the better recovery of expense reimbursement at centers acquired in 2002.

Other income decreased $1.1 million or 35.6% to $1.9 million for the three months ended September 30, 2003, from $3.0 million for the comparable period in 2002. The decrease was primarily due to the expiration of the non-compete agreement which included income recognition of $1.3 million in 2002, and decreased interest income from lower interest rates, partially offset by increased ancillary operating income from acquisitions of the nine centers, and the buyout of partner’s interest in four centers.

Operating and maintenance expenses increased $5.5 million, or 28.4%, from $19.2 million for the three months ended September 30, 2002 to $24.7 million for the three months ended September 30, 2003, primarily due to costs related to increased GLA.

Depreciation and amortization expense was up $3.1 million, or an increase of 20.4%, from $15.0 million for the three months ended September 30, 2002 to $18.1 million for the three months ended September 30, 2003. The increase reflects additional expense incurred from the acquisitions of the nine centers and the buyouts of ownership interests during the second half of 2002.

General and administrative expense grew $1.0 million, or 64.4%, to $2.6 million for the three months ended September 30, 2003, from $1.6 million for the corresponding period in 2002, primarily due to increased cost for corporate governance, salaries and professional fees.

Other expenses increased $0.3 million, or 34.4%, from $1.0 million for the three months ended September 30, 2002 to $1.3 million for the three months ended September 30, 2003, due to increased reserve for bad debt and legal fees.

Income from unconsolidated investments was up $1.1 million or 53.8%, to $3.1 million for the three months ended September 30, 2003, from $2.0 million for the three months ended September 30, 2002, mainly due to higher earnings and management fees resulting from the openings of Sano and Las Vegas Premium Outlets and the expansion of Gotemba Premium Outlets, partially offset by the buyout of partners’ interests in 2002.

The loss from Chelsea Interactive decreased $3.1 million, or 82.1%, to $0.7 million for the three months ended September 30, 2003, from a loss of $3.8 million for the three months ended September 30, 2002, due to the write-off of the Company’s investment at December 31, 2002. The loss for the three months ended September 30, 2003 represents funding to Chelsea Interactive.

Gain on sale of unconsolidated investments of $10.9 million for the three months ended September 30, 2002 reflects the sale of a portion of the Company’s interest in Value Retail.

Interest expense increased $4.6 million, or 35.5%, to $17.7 million for the three months ended September 30, 2003, from $13.1 million for the three months ended September 30, 2002 due to higher debt that financed acquisitions and buyouts of partners’ interests.

Gain on sale of discontinued operations of $0.8 million, net of minority interest of $0.1 million for the three months ended September 30, 2003, reflects the sale of an other retail center in September 2003.

Results of Operations

Comparison of the nine months ended September 30, 2003 to the nine months ended September 30, 2002.

Income from continuing operations before minority interest was $81.0 million, representing an increase of $17.1 million, or 26.7% for the nine months ended September 30, 2003, from $63.9 for the nine months ended September 2002. The increase was the result of the acquisitions of seven centers in 2002 and three centers in 2003, the expansion of two wholly-owned centers in late 2002, the buyout of ownership interests of five centers in 2002, higher rents from releasing and renewals, and reduced loss from Chelsea Interactive, partially offset by the sale of a portion of the Company’s interests in Value Retail, as well as increases in general and administrative, interest and other expenses.

Base rentals increased $55.7 million, or 43.8%, to $183.1 million for the nine months ended September 30, 2003, compared with $127.4 million for the nine months ended September 30, 2002, due to the acquisitions of ten centers, the buyout of partnership interests in five centers, the expansion of two wholly-owned centers and higher average rents from releasing and renewals.

Percentage rents grew $3.0 million, or 23.3%, to $15.8 million for the nine months ended September 30, 2003, from $12.8 million for the nine months ended September 30, 2002, primarily due to the acquisitions of ten retail centers, the buyout of ownership interests in five centers during 2002 and improved tenant sales.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax and promotional and management expenses, increased $16.4 million, or 38.2%, to $59.4 million for the nine months ended September 30, 2003, from $43.0 million for the nine months ended September 30, 2002, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses for the Premium Properties was 87.8% for the nine months ended September 30, 2003 compared with 88.4% for the corresponding period in 2002. The average recovery of reimbursable expenses for the Other Retail centers was 69.8% for the nine months ended September 30, 2003, compared with 55.1% for the nine months ended September 30, 2002. The increase in average recovery from Other Retail centers was a result of better recovery of expense reimbursements at centers acquired in 2002 and 2003.

Other income decreased $3.0 million or 36.4% to $5.2 million for the nine months ended September 30, 2003, from $8.2 million for the nine months ended September 30, 2002. The decrease was mainly due to the expiration of the non-compete agreement which included income recognition of $3.9 million in 2002 and a decrease in interest income from lower interest rates, partially offset by an increase in ancillary operating income and a gain from an outparcel sale in 2003.

Operating and maintenance expenses rose $18.8 million, representing an increase of 35.5%, from $53.0 million for the nine months ended September 30, 2002 compared to $71.8 million for the nine months ended September 30, 2003, primarily due to costs related to increased GLA.

Depreciation and amortization expense was up $10.8 million, or 25.6%, to $52.9 million for the nine months September 30, 2003, from $42.1 million for the nine months September 30, 2002. The additional expense is attributed to increased GLA.

General and administrative expense increased $2.2 million, or 44.7%, from $5.0 million for the nine months ended September 30, 2002 to $7.2 million for the nine months ended September 30, 2003, primarily due to increases in deferred unit incentive program accrual, salaries, corporate governance and professional fees.

Other expenses increased $1.3 million or 40.8% to $4.4 million for the nine months ended September 30, 2003, from $3.1 million for the same nine-month period last year. The increase was due to a non-cash charge of $0.5 million on an interest rate swap resulting from the pay down of a hedged mortgage loan in June 2003 related to the sale of St. Helena Premium Outlets, and increased reserve for bad debt and center rent expense.

Income from unconsolidated investments fell $1.7 million, or 19.5%, to $7.1 million for the nine months ended September 30, 2003, from $8.8 million for the nine months ended September 30, 2002, principally due to the buyouts of partners’ interests in five centers which were previously held as unconsolidated investments, partially offset by the expansion of Gotemba Premium Outlets and the opening of Sano and Las Vegas Premium Outlets, which generated higher earnings and management fees, including one-time fees of $1.1 million from Chelsea Japan.

The loss from Chelsea Interactive declined $7.9 million, or 76.4%, to $2.4 million for the nine months ended September 30, 2003, from a loss of $10.3 million for the nine months ended September 30, 2002, due to the write-off of the Company’s investment at December 31, 2002. The loss for the nine months ended September 30, 2003 represents funding to Chelsea Interactive.

Gain on sale of unconsolidated investment of $10.9 million for the nine months ended September 30, 2002 reflects the sale of a portion of the Company’s interests in Value Retail.

Interest expense grew $17.2 million, or 51.2%, to $50.9 million for the nine months ended September 30, 2003, from $33.7 million for the nine months ended September 30, 2002, due to higher debt that financed acquisitions and buyouts of partners’ interests.

Income from discontinued operations of $0.3 million for the nine months ended September 30, 2003 and gain on sale of discontinued operations of $4.8 million, net of minority interest of $0.8 million for the nine months ended September 30, 2003, relates to the sale of St. Helena Premium Outlets located in Napa Valley, California and Factory Stores of America located in Mesa, Arizona, sold in June and September 2003, respectively.

Liquidity and Capital Resources

The Company believes it has adequate financial resources to fund operating expenses, distributions, and planned development, construction and acquisition activities over the short term, which is less than 12 months and the long term, which is 12 months or more. Operating cash flow for the year ended December 31, 2002, of $128.2 million is expected to increase with a full year of operations from the five joint venture buyout centers and the 1.8 million square feet of GLA added during 2002 as well as the opening of approximately 800,000 square feet of new joint venture GLA in 2003 and recent acquisition activity. The Company has adequate funding sources to complete and open all current development projects from available cash, credit facilities and secured construction financing. The Company also has access to the public markets through its $1.55 billion debt and equity shelf registration for funding or refinancing requirements.

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

Common distributions declared and recorded in 2003 were $80.6 million, or $1.605 per share or unit. The Company’s dividend payout ratio as a percentage of net income before minority interest, gain or loss on sale or writedown of assets and depreciation and amortization (reduced by amortization of deferred financing costs, depreciation of non-real estate assets and preferred dividends (“FFO”)) was 64.7%. The Company’s senior unsecured bank line of credit (“Senior Credit Facility”) limits aggregate dividends and distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

The Company’s $200.0 million Senior Credit Facility expires in March 2005 (unless extended until March 2006), bears interest on the outstanding balance at an annual rate equal to the London Interbank Offered Rate (“LIBOR”) plus 0.95% (2.05% at September 30, 2003) or the prime rate, at the Company’s option, and has an annual facility fee of 0.125%. The LIBOR rate spread ranges from 0.85% to 1.50% depending on the Company’s Senior Debt rating. The Company received a debt rating upgrade in July 2003, resulting in a reduction of the LIBOR rate spread to 0.95% from 1.05%. At September 30, 2003, $78.0 million was outstanding under the Senior Credit Facility.

During 2003, the Company completed two acquisition transactions valued at approximately $219.0 million. On June 12, 2003, the Company purchased The Crossings Factory Stores, a 390,000 square-foot outlet center located in Tannersville, Pennsylvania, for $111.3 million, including closing costs and the assumption of a $60.7 million 5.85% mortgage loan due 2013. In conjunction with The Crossings Factory Stores acquisition, the Company completed an offering of 1.2 million shares of common stock at a price of $42.10 per share on June 18, 2003. Net proceeds after expenses of $49.4 million were used to fund substantially the entire cash portion of the acquisition.

On August 1, 2003, the Company acquired Belz Factory Outlet World – Las Vegas, a 477,000 square-foot outlet center in Las Vegas, Nevada, for $104.0 million including the assumption of a $24.4 million 8.12% mortgage loan due 2012. As part of the transaction, the Company also acquired Belz Factory Outlet World – Lakeland, a 319,000 square-foot outlet center near Memphis, Tennessee for an additional $3.5 million. The Lakeland property is being marketed for sale. The approximately $84.0 million cash portion of the overall transaction was financed with a $100.0 million one-year term loan facility at an annual interest rate of LIBOR plus 0.80% that is due on July 31, 2004 and extendible for six months until January 31, 2005 at the Company’s option. The LIBOR rate spread ranges from 0.70% to 1.35% depending on the Company’s Senior Debt rating. Surplus proceeds from the financing of approximately $16.0 million were used for general corporate purposes.

A summary of the maturity of the Company’s contractual debt obligations (at par) as of September 30, 2003, is as follows (in thousands):

                                                 Less than           1 to 3           4 to 5        After 5
                                 Total           One Year            Years             Years         Years
                              -------------    --------------    ---------------    -----------   -------------
Unsecured bank debt              $ 183,035          $100,000            $83,035       $      -        $      -
Unsecured notes                    625,000                 -             50,000        125,000         450,000
Mortgage debt                      377,356             2,170             17,086        171,154         186,946
                              -------------    --------------    ---------------    -----------   -------------
   Total                       $ 1,185,391          $102,170           $150,121       $296,154        $636,946
                              =============    ==============    ===============    ===========   =============

Development activity as of September 30, 2003 includes domestic and international projects totaling 1.0 million square-feet. Domestically, projects include the single-phase 438,000 square-foot Chicago Premium Outlets scheduled to open in mid 2004; the 124,000 square-foot expansion of Albertville scheduled to be fully open by spring 2004. Internationally, projects underway include the 185,000 square-foot first phase of Tosu Premium Outlets near Fukuoka, Japan, scheduled to open in March 2004; and the 230,000 square-foot first phase of Punta Norte Premium Outlets in Mexico City scheduled to open in late 2004. The Chicago project is a 50/50 joint venture with Simon. The Tosu project is a development of Chelsea Japan Co., Ltd., the Company’s 40%-owned Japanese joint venture. The Punta Norte project is a development of the Company’s 50% owned Mexican joint venture. Other projects in various stages of development are expected to open in 2004 and beyond. There can be no assurance that these projects will be completed or opened, or that there will not be delays in opening or completion. All current development activity is fully financed either through project specific secured construction financing, the yen denominated line of credit, available cash or through the Senior Credit Facility. The Company will seek to obtain permanent financing once the projects are completed and income has been stabilized.

In connection with the Simon joint ventures, the Company has committed to provide 50% of the development costs, which are expected to be approximately $48.0 million for Las Vegas Premium Outlets and $46.0 million for Chicago Premium Outlets. As of September 30, 2003, the Company had contributed $40.5 million and $19.4 million to the Las Vegas and Chicago projects, respectively.

The Company has an agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan under the joint venture Chelsea Japan. Borrowings related to Chelsea Japan for which the Company and the OP have provided guarantees as of September 30, 2003, are as follows:

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
 4.0 billion (1)    $35.9 million    | 0.9 billion   $8.5 million       $ 8.5 million     2004     1.33%
 3.8 billion (2)     34.1 million    | 3.4 billion   30.2 million        12.1 million     2015     2.20%
 0.6 billion (2)      5.4 million    | 0.5 billion    4.8 million         1.9 million     2012     1.50%
1)	Facility entered into by an equity investee of the Company that has a one-year extension option until April 1, 2005.
2)	Facilities entered into by Chelsea Japan, secured by Gotemba and Rinku and 40% severally guaranteed by the Company.

In May 2002, the Company entered into a 50/50 joint venture agreement with Sordo Madaleno y Asociados and affiliates to jointly develop Premium Outlet centers in Mexico. Construction on the 230,000 square-foot first phase of Punta Norte Premium Outlets has commenced and the center is scheduled to open in late 2004. The Company is currently advancing its share of project costs up to $14 million to its joint venture partners on a recourse basis until certain title and other issues are resolved. As of September 30, 2003, the Company contributed $2.0 million for the project.

At December 31, 2002, the Company recognized an impairment loss equal to the net book value of its investment in Chelsea Interactive. The Company believes that it will not be able to recover the net book value of its investment in Chelsea Interactive through future cash flows before reaching the Company’s $60.0 million funding limit. Through September 30, 2003, the Company had funded $54.8 million and anticipates that the $5.2 million funding balance may be used to further develop the platform and to finance operating cash shortfalls and potential costs related to the disposal or discontinuance of the business. A $0.7 million and $2.4 million funding loss was reported for the three and nine months ended September 30, 2003, respectively. Future funding by the Company will be reported as a loss in the period funding is required. The Company has signed an agreement with a third party to restructure Chelsea Interactive, subject to the satisfaction of certain conditions. There can be no assurance that this joint venture will be successful or that Chelsea Interactive will be able to continue as a going concern.

The Company has minority interests ranging from 3% to 8% in several outlet centers and outlet development projects in Europe operated by Value Retail. The Company’s total investment in Europe as of September 30, 2003, was $3.6 million. The Company has also provided $17.4 million in limited debt service guarantees under a standby facility for loans arranged by Value Retail to construct outlet centers in Europe. The standby facility for new guarantees, which has a maximum of $22.0 million, expired in November 2001 and outstanding guarantees shall not survive more than five years after project completion.

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

Net cash provided by operating activities was $129.9 million and $84.1 million for the nine months ended September 30, 2003, and 2002, respectively. The increase was primarily due to increased operating cash flow generated on the growth of the Company’s GLA and decreased losses from Chelsea Interactive and the payout of the deferred incentive compensation in March 2002 offset by the receipt in January 2002 of the final non-compete installment. Net cash used in investing activities increased to $186.9 million from $141.3 for the nine months ended September 30, 2003, and 2002, respectively, primarily as a result of an increase in joint venture and wholly- owned property acquisition activity. Net cash provided by financing activities increased to $63.8 million from $46.3 million for the nine months ended September 30, 2003, and 2002, respectively. The increase was primarily a result of common stock issuance in 2003 and preferred stock redemptions in 2002 offset by increased distributions in 2003 and lower debt activity.

Funds from Operations

Management believes that funds from operations (“FFO”) should be considered in conjunction with net income, as presented in the statements of income included elsewhere herein, to facilitate a clearer understanding of the operating results of the Company. The White Paper on Funds from Operations approved by the Board of Governors of NAREIT in October 1999 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes FFO in accordance with the current standards established by NAREIT, which may not be comparable with FFO reported by other REITS that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently from the Company. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, or is it indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions.

                                                          Three Months Ended             Nine Months Ended
                                                            September 30,                  September 30,
 (In thousands, except per share data):                       2003        2002         2003         2002
                                                        ------------  ------------  ----------  -------------

Net income to common shareholders......................    $25,006       $24,223       $68,124      $49,518
Add (deduct):
Depreciation and amortization - wholly owned...........     18,080        15,045        52,981       42,229
Depreciation and amortization - joint ventures.........      1,177           871         2,470        3,673
Amortization of deferred financing costs and
    depreciation of non-rental real estate assets......       (600)         (573)      (1,783)       (1,741)
Gain on sale of discontinued operations................       (776)            -       (4,784)            -
Gain on sale of unconsolidated investment..............          -       (10,911)           -       (10,911)
Preferred units distribution...........................     (1,462)       (1,462)      (4,386)       (4,386)
Minority interest......................................      5,596         5,467        15,534       12,607
                                                        ------------  ------------  ------------  -----------
FFO....................................................    $47,021       $32,660      $128,156      $90,989
                                                        ============  ============  ============  ===========
Average diluted shares/units outstanding ..............     52,671        45,883        51,661       45,538
Dividends declared per share...........................     $0.535        $0.485        $1.605       $1.375

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

In January of 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 will be immediately effective for all variable interests in variable interest entities created after January 31, 2003. The Company has not created any variable interest entities subsequent to January 31, 2003. The provisions of FIN 46 are effective beginning in the fourth quarter for variable interest entities created before January 31, 2003. The Company is currently evaluating whether it has any variable interest entities.

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

Bad Debt

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments. If the financial condition of the Company’s tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company’s allowance for doubtful accounts included in tenant accounts receivable totaled $2.2 million and $2.6 million at September 30, 2003, and December 31, 2002, respectively.

Valuation of Investments

On a periodic basis, management assesses whether there are any indicators that the value of real estate properties, including joint venture properties, may be impaired. If the carrying amount of the property is greater than the estimated expected future cash flow (undiscounted and without interest charges) of the asset, impairment has occurred. The Company will then record an impairment loss equal to the difference between the carrying amount and the fair value of the asset. The Company does not believe that the value of any of its rental properties was impaired at September 30, 2003. The Company currently believes that it will not be able to recover the net book value of its investment in Chelsea Interactive through future cash flows unless Chelsea Interactive is able to achieve positive cash flow before reaching the $60.0 million funding limit. Due to current market conditions and the costs of operating the platform, future funding by the Company will be reported as a loss in the period funding occurs. As of September 30, 2003, $54.8 million had been funded and $0.7 million and $2.4 million has been reported as a loss for the three and nine month periods then ended.

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

At September 30, 2003, a hypothetical 100 basis point adverse move (increase) in US Treasury and LIBOR rates applied to unhedged debt would adversely affect the Company’s annual interest cost by approximately $1.8 million annually.

Following is a summary of the Company’s debt obligations at September 30, 2003, (in thousands):

                                                    Expected Maturity Date
------------------------- -------------------------------------------------------------- -------------------------
                             2004       2005    2006     2007       2008     Thereafter      Total      Fair Value
                             ----       ----    ----     ----       ----     ----------      -----      ----------
Fixed Rate Debt:           $    -      $49,945    -    $124,866   $165,505    $607,439      $947,755    $1,061,775

Average Interest Rate:          -        8.38%    -       7.25%      6.99%        7.18%        7.22%

Variable Rate Debt:       100,000       83,035    -          -          -       61,725       244,760       244,760

Average Interest Rate:      1.91%        2.05%    -          -          -        2.82%         2.19%

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of September 30, 2003 and, based on that evaluation, concluded that, as of the end of the period covered by this report we had sufficient controls and procedures for recording, processing, summarizing and reporting information that is required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms.

During the quarter ended September 30, 2003, there have not been any significant changes to our internal controls including any corrective actions with regard to significant deficiencies and material weaknesses or other factors that could significantly affect these controls.

Chelsea Property Group, Inc.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit No. 31 32	Description Section 302 Certifications Section 906 Certifications

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHELSEA PROPERTY GROUP, INC. By: /s/Michael J. Clarke Michael J. Clarke Chief Financial Officer

Date: November 4 , 2003