Form 10-Q
period 2004-03-31
CHELSEA PROPERTY GROUP INC
filed 2004-05-06
CIK 911215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________.

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
Yes     X    No

The number of shares outstanding of the registrant’s common stock, $0.01 par value was 44,142,823 at April 30, 2004.

Chelsea Property Group, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

                                                                                   March 31,          December 31,
                                                                                      2004                2003
                                                                                --------------       ------------
Assets:                                                                           (Unaudited)

Rental properties:
     Land..................................................................       $  299,406          $   299,176
     Depreciable property..................................................        1,782,729            1,773,607
                                                                                --------------        ------------
Total rental property......................................................        2,082,135            2,072,783
Accumulated depreciation...................................................         (348,087)            (332,406)
                                                                                --------------        ------------
Rental properties, net.....................................................        1,734,048            1,740,377
Cash and cash equivalents..................................................           16,296               18,476
Restricted cash-escrows....................................................            5,302                6,456
Tenant accounts receivable (net of allowance for doubtful
  accounts of $2,242 in 2004 and $1,615 in 2003)...........................            4,298               11,631
Deferred rent receivable...................................................           26,117               25,018
Property held for sale.....................................................            3,500                3,500
Investments in unconsolidated affiliates...................................          123,026              107,068
Notes receivable-related parties...........................................           17,295                2,151
Deferred costs, net........................................................           20,828               22,989
Other assets...............................................................           33,683               32,748
                                                                                ------------          ------------
Total assets...............................................................       $1,984,393            $1,970,414
                                                                                ==============        ============

Liabilities and stockholders' equity:
Liabilities:
     Unsecured bank debt...................................................      $   162,870          $   204,035
     Unsecured notes.......................................................          721,451              621,803
     Mortgage debt.........................................................          322,227              385,634
     Construction payables.................................................            6,244                7,668
     Accounts payable and accrued expenses.................................           51,038               59,738
     Accrued dividend and distribution payable.............................           31,946                5,131
     Other liabilities.....................................................           19,508               20,871
                                                                                --------------        ------------
Total liabilities..........................................................        1,315,284            1,304,880
                                                                                --------------        ------------

Commitments and contingencies

Minority interest..........................................................          143,086              144,688

Stockholders' equity:
     8.375% series A cumulative redeemable preferred stock, $0.01 par value, authorized 5,000 shares, issued and outstanding 797 in 2004 and in 2003 (aggregate liquidation preference of
       $39,847 in 2004 and in 2003)........................................                8                    8
     Common stock, $0.01 par value, authorized 100,000 shares,
        issued and outstanding 44,036 in 2004 and 43,592 in 2003...........              440                  435
     Paid-in-capital.......................................................          637,328              630,255
     Distributions in excess of net income ................................         (108,616)            (106,403)
     Accumulated other comprehensive loss..................................           (3,137)              (3,449)
                                                                                --------------        ------------
Total stockholders' equity.................................................          526,023              520,846
                                                                                --------------        ------------
Total liabilities and stockholders' equity.................................       $1,984,393           $1,970,414
                                                                                ==============        ============

The accompanying notes are an integral part of the financial statements.

Chelsea Property Group, Inc.
Consolidated Statements of Income
Three Months Ended March 31, 2004 and 2003
(Unaudited)
(In thousands, except per share data)

                                                                                         2004          2003
                                                                                      -------------  -----------
Revenues:
   Base rent................................................................           $65,644        $59,159
   Percentage rent..........................................................             4,806          4,121
   Expense reimbursements...................................................            20,729         18,553
   Other income.............................................................             1,923          1,449
                                                                                     ------------    ------------
Total revenues..............................................................            93,102         83,282

Expenses:
   Operating and maintenance................................................            25,101         22,521
   Depreciation and amortization............................................            17,816         17,283
   General and administrative...............................................             3,590          2,202
   Other....................................................................             2,436          2,195
                                                                                     ------------    ------------
Total expenses..............................................................            48,943         44,201

Income before unconsolidated investments, interest expense,
minority interest and discontinued operations..............................             44,159         39,081
Income from unconsolidated investments......................................             5,042          1,451
Interest expense............................................................           (18,650)       (16,775)
                                                                                     ------------    ------------
Income from continuing operations before minority interest..................            30,551         23,757
Minority interest attributed to continuing  operations......................            (5,509)        (4,765)
                                                                                     ------------    ------------
Income from continuing operations...........................................            25,042         18,992
Income from discontinued operations, net of minority interest...............                 -            255
                                                                                     ------------    ------------
Net income..................................................................            25,042         19,247
Preferred dividend..........................................................              (834)          (834)
                                                                                     ------------    ------------
Net income available to common shareholders.................................          $ 24,208        $18,413
                                                                                     ============    ============

Basic (per common share):
Income from continuing operations...........................................             $0.55          $0.43
Income from discontinued operations.........................................                 -           0.01
                                                                                     ------------    ------------
Net income per common share.................................................             $0.55          $0.44
                                                                                     ============    ============
Weighted average common shares outstanding..................................            43,746         41,570
                                                                                     ============    ============

Diluted (per common share):
Income from continuing operations...........................................             $0.53          $0.42
Income from discontinued operations.........................................                 -           0.01
                                                                                     ------------    ------------
Net income per common share.................................................             $0.53          $0.43
                                                                                     ============    ============
Weighted average common shares outstanding..................................            45,815         43,322
                                                                                     ============    ============

The accompanying notes are an integral part of the financial statements.

Chelsea Property Group, Inc.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2004 and 2003
(Unaudited)
(In thousands)

                                                                            2004             2003
                                                                        -------------     ------------
Cash flows from operating activities
Net income...........................................................     $ 25,042          $19,247
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization...................................       17,816           17,632
     Equity in earnings of unconsolidated investments
           in excess of distributions received.......................       (1,590)            (261)
     Minority interest in net income.................................        5,509            4,811
     Additions to deferred lease costs...............................         (337)               -
     Other operating activities......................................         (976)            (253)
     Changes in assets and liabilities:
     Straight-line rent..............................................       (1,364)          (1,760)
     Due from affiliates.............................................        2,207           (1,185)
     Other assets....................................................        6,717            4,951
     Accounts payable and other liabilities..........................       (8,923)          (4,769)
                                                                        -------------     ------------
Net cash provided by operating activities............................       44,101           38,413
                                                                        -------------     ------------

Cash flows from investing activities
Additions to rental properties.......................................       (8,261)          (8,361)
Additions to investments in unconsolidated affiliates................      (14,187)         (11,577)
Payments from related parties........................................            -               27
Additions to deferred development costs..............................         (405)            (113)
Distributions from investments in unconsolidated
 affiliates in excess of earnings....................................          185                -
                                                                        -------------     ------------
Net cash used in investing activities................................      (22,668)         (20,024)
                                                                        -------------     ------------
Cash flows from financing activities
Debt proceeds........................................................      107,534                -
Debt repayments......................................................     (129,951)         (17,207)
Net proceeds from sale of common stock...............................        5,717            3,536
Distributions........................................................       (6,242)          (5,967)
Additions to deferred financing costs................................         (671)            (278)
                                                                        -------------     ------------
Net cash used in financing activities................................      (23,613)         (19,916)
                                                                        -------------     ------------
Net decrease in cash and cash equivalents............................       (2,180)          (1,527)
Cash and cash equivalents, beginning of period.......................       18,476           22,551
                                                                        -------------     ------------
  Cash and cash equivalents, end of period                                $ 16,296          $21,024
                                                                        =============     ============

The accompanying notes are an integral part of the financial statements.

Chelsea Property Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation

Organization

Chelsea Property Group, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT"). The Company is the managing general partner of CPG Partners, L.P. (the "Operating Partnership" or "OP"), an operating partnership that specializes in owning, developing, leasing, marketing and managing upscale and fashion-oriented manufacturers’ outlet centers. As of March 31, 2004, the Company wholly or partially owned 61 centers in 31 states and Japan containing approximately 16.3 million square feet of gross leasable area ("GLA"); the Company’s portfolio comprised 39 Domestic and International Outlet centers containing 13.5 million square feet of GLA (the "Outlets") and 22 other centers containing approximately 2.8 million square feet of GLA ("Other Retail") (collectively the "Properties"). The Company’s Outlets generated approximately 98% and 96% of the Company’s real estate net operating income for the three months ended March 31, 2004, and 2003, respectively. The Outlets generally are located near metropolitan areas including New York City, Los Angeles, Chicago, Boston, Washington, D.C., San Francisco, Sacramento, Atlanta, Dallas, and Tokyo, Osaka and Fukuoka, Japan. Some Outlets are also located within 20 miles of major tourist destinations including Palm Springs, Napa Valley, Orlando, Las Vegas and Honolulu.

Virtually all of the Company’s assets are held by, and all of its operations conducted through, the Operating Partnership. Due to the Company’s ability as the sole general partner to exercise financial and operational control over the Operating Partnership, the Operating Partnership is consolidated in the accompanying financial statements. All significant intercompany transactions and accounts have been eliminated in consolidation.

Common ownership of the OP as of March 31, 2004, was approximately as follows:

                                       Number of units         % of total units
                                     ------------------       ------------------

                    Company                 44,036,000              85.9%
                    Unitholders              7,233,000              14.1%
                                     ------------------       ------------------
                    Total                   51,269,000             100.0%

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Certain amounts in the prior year financial statements have been reclassified to conform to current year presentation.

Chelsea Property Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, non controlling interests and results of activities of a VIE in its consolidated financial statements.

In general, VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all the VIE’s assets, liabilities and non-controlling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest. As of March 31, 2004, the Company has determined that it does not have any variable interest in any VIEs.

2. Stock Option Plans

The Company elected Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related Interpretations in accounting for its employee stock options. Under APB No. 25’s intrinsic value method, compensation expense, if any, is measured based on the award’s intrinsic value, the excess of the market price of the underlying stock over the exercise price on the measurement date (which usually is the date of grant). Appropriately, through March 31, 2004, the intrinsic value of all employee stock options issued on the date of the grant was zero, resulting in no compensation expense.

Chelsea Property Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

2. Stock Option Plans (continued)

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for each year:

                                                               2004             2003
                                                      --------------------     --------
                                                      February      March       March

        Price of stock on date of grant...........    $56.13        $59.95      $ 36.20
        Exercise price of option..................    $56.13        $59.95      $ 36.20
        Risk-free interest rate...................      3.9%          3.9%         4.0%
        Expected volatility factor ...............      0.148         0.148        0.166
        Expected dividend yield...................      4.3%          4.0%         6.0%
        Expected option life......................   4 years        4 years     4 years
        Number of shares..........................    50,000       120,000       45,000
        Expiration date...........................      2014          2014         2013

The results in a fair value estimate will be higher when one or more of the following variables increase; the price of the stock, the expected volatility, the expected life of the option and/or the risk-free interest rate. Conversely, an increase in the exercise price of the option and/or the expected dividend yield of stock lowers the fair value of the underlying stock. See December 31, 2003 Form 10-K note 2 for disclosure related to all options outstanding as of December 31, 2003.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the three months ended March 31 is as follows (in thousands except for earnings per share data):

                                                                  2004          2003
                                                               ----------    ----------
      Net income to common shareholders;
         as reported....................................        $24,208      $18,413

      Add: Stock based employee expense
        included in reported net income.................             -             -

      Deduct: Total stock-based employee compensation
         expense determined
          under fair value based method for
          all  awards, net of minority interest.........           (291)        (366)
                                                               -----------  ---------

      Pro forma net income..............................        $23,917      $18,047
                                                               ===========  ==========
      Earnings per share:
           Basic - as reported..........................          $0.55        $0.44
           Basic - pro forma............................          $0.55        $0.43

           Diluted - as reported........................          $0.53        $0.43
           Diluted - pro forma..........................          $0.52        $0.42

Chelsea Property Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

3. Investments in Affiliates

The Company holds interests in several domestic and international joint ventures. Non-controlling investments are accounted for under the equity method. Equity in earnings or losses of these affiliates, and related management, advisory, license, leasing and guarantee fees earned, are included in income from unconsolidated investments in the accompanying financial statements.

As of March 31, 2004, the Company’s interests in joint ventures included a 50% interest in Las Vegas Premium Outlets ("Simon-Las Vegas") and a 50% interest in Chicago Premium Outlets ("Simon-Chicago") with Simon Property Group, Inc. ("Simon") (collectively "Simon-Ventures"); a 40% interest in Chelsea Japan Co., Ltd. ("Chelsea Japan"); a 50% interest in a strategic alliance with Sordo Madaleno y Asociados and affiliates; minority interests in various outlet centers and development projects in Europe operated by Value Retail PLC ("Value Retail"); and 100% of the non-voting preferred stock of Chelsea Interactive and 50% of the non-voting common stock representing 40% of the total common stock of Chelsea Interactive.

In May 2002, the Company entered into a 50/50 joint venture agreement with Sordo Madaleno y Asociados and affiliates to jointly develop Premium Outlet centers in Mexico. Construction on the 230,000 square-foot first phase of Punta Norte Premium Outlets commenced in July 2003; the center is scheduled to open in late 2004. The Company is responsible for financing its 50% share of project costs of approximately $15.0 million. As of March 31, 2004, the Company had contributed $8.9 million. In January 2004, an affiliate of the Company entered into a 180.0 million peso-denominated credit facility, which is guaranteed by the Company to fund its share of construction costs. Borrowings under the credit facility were contributed to the joint venture.

In March 2004, Chelsea Japan opened its fourth project, the 187,000 square-foot first phase of Tosu Premium Outlets located approximately 20 miles south of Fukuoka, Japan’s fourth largest city. Chelsea Japan owns and operates three other centers: Gotemba Premium Outlets, a 390,000 square-foot property located 60 miles west of Tokyo; Rinku Premium Outlets, a 250,000 square-foot property located near Osaka, scheduled to expand by an additional 70,000 square feet in late 2004; and Sano Premium Outlets, a 178,000 square-foot property located 40 miles north of Tokyo, scheduled to be expanded by 51,000 square feet in mid-2004.

In June 2002, the Company and Simon entered into a 50/50 joint venture to develop and operate Las Vegas Premium Outlets, a 435,000 square-foot single-phase outlet center located in Las Vegas, Nevada, which opened on August 1, 2003.

In August 2002, the Company and Simon entered into a new 50/50 joint venture to develop and operate Simon-Chicago, a 438,000 square-foot single-phase premium outlet center located in Aurora, Illinois, near Chicago. The center is scheduled to open in June 2004. The Company is responsible for financing its 50% share of the development costs, which are expected to be approximately $45.0 million. As of March 31, 2004, the Company had contributed $32.9 million and capitalized interest and other costs of $2.7 million.

At March 31, 2004, the Company had minority interests ranging from 3% to 8%, in several outlet centers and outlet development projects in Europe. In July 2002, the Company sold approximately 40% of its holdings in Value Retail to a third party for $11.4 million, resulting in a gain of approximately $10.9 million.

On February 17, 2004, the Company announced a joint venture between Chelsea Interactive and a publicly traded third party, GSI Commerce, Inc. Under the terms of the agreement, Chelsea Interactive will no longer operate its e-commerce technology platform, but will retain a minority interest in GSI-Chelsea Solutions. Chelsea Interactive’s largest clients have entered into service agreements with GSI-Chelsea Solutions and will transition e-commerce activities to the GSI-Chelsea platform in the second quarter of 2004. No gain or loss from Chelsea Interactive was recorded during the three months ended March 31, 2004.

Chelsea Property Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

3. Investments in Affiliates (continued)

The following is a summary of investments in and amounts due from affiliates at March 31, 2004 (in thousands):

                                                  Chelsea       Simon          Chelsea
                                                   Japan       Ventures        Mexico       Other        Total
                                                   -----       --------        ------       -----        -----
Balance December 31, 2003..............           $19,461      $77,739         $6,212      $3,656      $107,068

   Additional investment...............             2,231        7,874          5,145        (135)       15,115

   Income from unconsolidated investments...        2,837        2,205              -           -         5,042

   Distributions and fees..............            (2,306)      (1,899)             -           -        (4,205)

   Foreign exchange....................               236            -            (49)          -           187

   Advances (net)......................                 -         (196)             -          15          (181)
                                              ------------    -----------    ----------   ---------   -----------
Balance March 31, 2004.................           $22,459      $85,723        $11,308      $3,536      $123,026
                                              ============    ===========    ==========   =========   ===========

The Company’s share of income (loss) before depreciation, depreciation expense and income (loss) from unconsolidated investments for the three months ended March 31, 2004 and 2003, is as follows
(in thousands):

                                                              Three Months Ended March 31,
                              -----------------------------------------    -------------------------------------
                                             2004                                         2003
                              -----------------------------------------    -------------------------------------
                                                           Income            Income                  Income
                               Income                       from             (loss)                (loss) from
                               before                    unconsolidated       before               unconsolidated
                             depreciation    Depr.       investments          depr.       Depr.    investments
                          ---------------   --------    ----------------    -----------  --------  ---------------
   Chelsea Japan......         $4,066        $1,229        $2,837             $2,050       $599       $1,451

   S/C Las Vegas......          2,035           435         1,600                  -          -            -

   S/C Chicago........            605             -           605                  -          -            -
                          ---------------   --------    -------------      ------------  ---------  ------------

   Total..............         $6,706        $1,664        $5,042             $2,050       $599       $1,451
                          ===============   ========    =============      ============  ==========  ===========

   Chelsea
    Interactive.........       $    -        $    -        $    -             $ (837)      $  -       $ (837)
   ==================     ===============   ========    =============   ============    ===========  ===========

Chelsea Property Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

3. Investments in Affiliates (continued)

Condensed financial information as of March 31, 2004 and December 31, 2003, and for the three months ended March 31, 2004 and 2003 for Chelsea Japan and Simon-Ventures is as follows (in thousands):

Property, plant and equipment (net)
     March 31, 2004.................................    $ 324,505
     December 31, 2003..............................     288,780

Total assets
     March 31, 2004.................................     449,052
     December 31, 2003..............................     380,426

Long term debt (1)
     March 31, 2004.................................     136,000
     December 31, 2003..............................     129,731

Total liabilities
     March 31, 2004.................................     271,457
     December 31, 2003..............................     220,238

Net income
     March 31, 2004.................................     6,379
     March 31, 2003.................................     652

Company's share of net income
     March 31, 2004.................................     2,943
     March 31, 2003.................................     261

Fee income
     March 31, 2004.................................     2,100
     March 31, 2003.................................     1,190

(1) Long-term debt consists of borrowings related to Chelsea Japan.

Chelsea Property Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

4. Debt

Unsecured Bank Debt

A summary of the terms of the unsecured bank debt outstanding at March 31, 2004 and December 31, 2003, and the related effective interest rate, is as follows (in thousands):

                                                                              Effective                         Effective
                                                             March 31,         interest        December 31,     interest
                                                                  2004             rate           2003            rate
                                                         --------------     ------------     ----------------  ------------
Senior credit facility due March 2005 (1) ..........           $79,000            2.06%          $99,000          2.09%
Term loan due March 2005 (2) .......................             5,035            2.06%            5,035          2.09%
Bridge loan facility due July 2004 (3) .............                 -                -          100,000          1.96%
Term loan due April 2010 (4) .......................            61,225            7.26%                -             -
Yen credit facility due April 2005 (5) .............            12,841            1.31%                -             -
Peso credit facility due January 2007 (6) ..........             4,769            8.08%                -             -
                                                         --------------                     --------------
                                                              $162,870                           $204,035
                                                         ==============                     ==============
1)	The Company maintains a $200 million senior unsecured bank line of credit (the "Senior Credit Facility") that expires on March 31, 2005, and is extendible at the Company's option until March 31, 2006. The Senior Credit Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 0.95% or the prime rate, at the Company's option. The LIBOR rate spread ranges from 0.85% to 1.50% depending on the Company's Senior Debt rating. The Company received a debt rating upgrade in July 2003, resulting in a reduction of the LIBOR rate spread to 0.95% from 1.05%.

2)	The term loan carries the same interest rate and maturity as the Senior Credit Facility.

3)	In March 2004, the Company repaid the $100 million bridge loan due July 31, 2004 with proceeds received from the issuance of $100 million of unsecured term notes due March 15, 2009. The Bridge Loan facility bore interest on the outstanding balance, payable monthly, at LIBOR plus 0.80%.

4)	In February 2004, the Company amended its mortgage loan due April 2010 to unencumber four properties and reduce the interest rate to LIBOR plus 1.25% from LIBOR plus 1.50% (2.35% at March 31, 2004). The original terms calling for quarterly principal amortization of $0.25 million through April 2005 and $0.45 million per quarter thereafter until maturity remained unchanged. The Company maintains an interest rate swap that effectively fixes the interest rate on the mortgage debt on the term loan at 7.26% until January 2006. During the three months ended March 31, 2004 and 2003, the Company recognized interest expense of $0.8 million and $0.7 million on the hedge, respectively that is included in interest expense in the accompanying financial statements.

5)	The Company's wholly-owned equity investee in Chelsea Japan Co. Ltd., has a 4.0 billion yen line of credit (approximately US $38.4 million) to provide funding for projects developing in Japan. The yen line of credit bears interest at yen LIBOR plus 1.25% and matures April 1, 2005. This facility is guaranteed by the Company and the OP. At March 31, 2004, 1.3 billion yen (approximately US $12.8 million) was outstanding under the loan.

6)	In January 2004, a wholly-owned subsidiary of the Company entered into a 180 million peso dominated revolving facility (US $16.2 million as of March 31, 2004) to provide funding for projects in Mexico. The peso facility has a three- year term and the drawn funds bear interest at the Interbank Interest Equilibrium Rate ("TIIE") plus 0.825% plus the bank's cost of funds spread limited to 20% of the TIIE, with an annual facility fee of 0.15% on the unused balance. The TIIE rate spread ranges from 0.725% to 1.37% depending on the Company's Senior Debt rating. This facility is guaranteed by the Company and the OP. At March 31, 2004, the outstanding balance was 52.3 million pesos (approximately US $4.8 million).

Chelsea Property Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

4. Debt (continued)

Unsecured Notes

A summary of the terms of the unsecured notes outstanding at March 31, 2004 and December 31, 2003 is as follows (in thousands):

                                                    March 31,       December 31,   Effective
                                                     2004              2003         Yield (1)
                                                --------------    --------------   -----------
8.375%  Notes due August 2005.................   $  49,960         $ 49,952          8.44%
7.250%  Notes due October 2007................     124,882          124,874          7.39%
3.500%  Notes due March 2009(2)...............      99,538                -          3.60%
8.625%  Notes due August 2009.................      49,946           49,943          8.76%
8.250%  Notes due February 2011...............     149,000          148,963          8.40%
6.875%  Notes due June 2012...................      99,883           99,878          6.90%
6.000%  Notes due January 2013................     148,242          148,193          6.18%
                                               ------------      --------------
                                                 $ 721,451         $621,803
                                               ============      ==============
(1)	Including discounts on the notes.

(2)	In March 2004, the Company completed a debt offering consisting of $100.0 million, 3.5% unsecured term notes due March 15, 2009, priced to yield 3.603% to investors. Proceeds were used to repay virtually all of the $100.0 million bridge loan facility due July 2004.

Chelsea Property Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

4. Debt (continued)

Mortgage Debt

A summary of the terms of the mortgage debt outstanding at March 31, 2004 and December 31, 2003, and the related interest rate and Net Book Value ("NBV") of the associated collateral as of March 31, 2004, is as follows (in thousands):

                                March  31,      December  31,       Effective
                                 2004               2003           Interest Rate    NBV
                              -----------       ---------------   -------------   -----------
 Due July 2008 (1) .........      $163,938          $164,727          7.26%         $250,820
 Due April  2010 (2) .......            -             61,475          7.26%                -
 Due December 2012 (3) .....        24,950            25,477          6.29%          101,064
 Due December 2012 (4) .....        70,189            70,460          7.67%           74,397
 Due March 2013 (5) ........        63,150            63,495          5.10%          112,208
                                ------------      -----------       ---------      -----------
                                  $322,227          $385,634                        $538,489
                                ============      ==========                     ===========
1)	The F/C mortgage loan was consolidated as part of the August 20, 2002 buyout of Fortress' 51% interest in the F/C Acquisition joint venture. The mortgage bears interest at 6.99% per annum through July 11, 2008, (the "Optional Prepayment Date") and thereafter at a rate equal to the greater of 8.4% plus 5.0% or the Treasury Rate, as defined, plus 6.5% until the earlier of the date the mortgage is paid in full or its maturity date of July 11, 2028. The stated rate was less than that available to the Company in the public debt markets. Accordingly, the Company recorded a $1.2 million debt discount that is amortized over the period of the loan, which increases the effective interest rate to 7.26%. The mortgage may be prepaid in whole or in part at any time after the Optional Prepayment Date without a prepayment penalty. The mortgage calls for a $1.2 million fixed monthly interest plus principal payment based on a 26-year amortization schedule. During the three months ended March 31, 2004, the Company recognized $36,000 in debt discount amortization that is included in interest expense in the accompanying financial statements.

2)	In February 2004, the Company amended the mortgage loan to unencumber the properties (see unsecured bank debt).

3)	The mortgage loan due December 2012 was assumed as part of an August 2003 acquisition. The stated interest rate of 8.12% was greater than that available to the Company for comparable debt. Consequently, the Company recognized a $1.9 million debt premium that is amortized over the period of the loan, which reduces the effective interest rate to 6.29%. The mortgage loan calls for a $0.3 million fixed monthly debt service payment on a 17-year amortization schedule. During the three months ended March 31, 2004, the Company recognized approximately $75,000 in debt premium amortization that is included in interest expense in the accompanying financial statements.

4)	The mortgage loan was assumed as part of a September 2001 acquisition. The stated interest rate of 9.1% was greater than that available to the Company in the public debt markets. Accordingly, the Company recorded a $6.9 million debt premium that will be amortized over the period of the loan, which reduces the effective interest rate to 7.67%. The loan calls for fixed monthly debt service payments of $0.5 million for interest plus principal based on a 26-year amortization schedule. The mortgage loan matures in March 2028 but can be prepaid beginning December 2012. During the three months ended March 31, 2004 and 2003, the Company recognized $0.1 million in debt premium amortization that is included in interest expense in the accompanying financial statements.

5)	The mortgage loan due March 2013 was assumed as part of a June 2003 acquisition. The stated interest rate of 5.85% was greater than that available to the Company for comparable debt. Accordingly, the Company recorded a $3.4 million debt premium that will be amortized over the period of the loan, which reduces the effective interest rate to 5.10%. The loan calls for a $0.4 million fixed monthly debt service payment on a 25-year amortization schedule. During the three months ended March 31, 2004, the Company recognized approximately $72,000 in debt premium amortization that is included in interest expense in the accompanying financial statements.

Chelsea Property Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

5. Financial Instruments: Derivatives and Hedging

The Company employs interest rate and foreign currency forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying hedged transaction affects net income, expires or is otherwise terminated or assigned.

At March 31, 2004, the Company’s interest rate swap was reported at its fair value and classified as an other liability. At March 31, 2004, there were $4.3 million in deferred losses, recorded in accumulated other comprehensive loss and minority interest.

   ============================================================================
     Hedge Type         Notional Value       Rate     Maturity    Fair Value
   ----------------    -----------------   --------  ----------   -------------
    Swap, Cash Flow      $66.3 million     5.7625%    1/1/2006    ($4.7 million)

The notional value and fair value of the above hedge provides an indication of the extent of the Company’s involvement in financial derivative instruments at March 31, 2004, but does not represent exposure to credit, interest rate, foreign exchange or market risk.

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

7. Preferred Units

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

Chelsea Property Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

8. Stockholders’ Equity

Following is a statement of stockholders’ equity at March 31, 2004, (in thousands):

                                          Preferred
                                           stock at   Common                 Distributions   Accumulated
                                            par       stock at     Paid-in    in excess of   other comp.
                                            value     par value     capital   net income     (loss) income     Total
                                          ---------- -----------  ---------- -------------- ---------------  ----------

Balance December 31, 2003................    $ 8       $435        $630,255   $(106,403)     $  (3,449)       $520,846

Net income...............................      -          -               -      25,042              -          25,042
Other comprehensive loss
  Foreign currency translation...........      -          -               -           -            201             201
  Interest rate swap.....................      -          -               -           -            111             111
                                                                                                              ----------
Total comprehensive income...............                                                                       25,354

Preferred dividend.......................      -          -               -        (834)             -            (834)
Cash distributions declared
  ($0.60 common share)...................      -          -               -     (26,421)             -         (26,421)
Exercise of stock options................      -          3           5,606           -              -           5,609
Shares issued in exchange for
  units of the OP........................      -          2           1,362           -              -           1,364
Shares issued through Employee
  Stock Purchase Plan (net of costs).....      -          -             105           -              -             105
                                           --------- ----------  ----------- --------------  ------------   ------------
Balance March 31, 2004 ..................    $ 8       $440       $ 637,328   $(108,616)     $  (3,137)        $526,023
                                           ========= ==========  =========== ==============  ============   ============

9. Dividends

On March 3, 2004, the Board of Directors of the Company declared a $0.60 per share dividend to shareholders of record on March 31, 2004. The dividend totaling $26.4 million was paid on April 12, 2004. The OP simultaneously paid a $0.60 per unit cash distribution, totaling $4.3 million to its minority unitholders.

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

Chelsea Property Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

11. Net Income Per Common Share

Basic earnings per common share were computed using the weighted average number of shares outstanding. Diluted earnings per common share were computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock of 2.1 million and 1.8 million shares for the three months ended March 31, 2004 and 2003, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share amounts):

                                                                                  March 31,        March 31,
                                                                                     2004            2003
                                                                               ------------      ------------
Numerator
Numerator for basic and diluted earnings per share - net income
   available to common shareholders.....................................           $24,208           $18,413

Denominator
Denominator for basic earnings per share-
   weighted average shares..............................................            43,746            41,570

Effect of diluted securities
  Stock options.........................................................             2,069             1,752

Denominator for diluted earnings per share-
  adjusted weighted average shares assumed conversions..................            45,815            43,322

  Per share amounts:
  Net income - basic....................................................             $0.55             $0.44
  Net income - diluted..................................................             $0.53             $0.43
  Distribution declared.................................................             $0.60            $0.535

12. Commitments and Contingencies

In connection with the Simon-Ventures, the Company has committed to provide 50% of the development costs or approximately $45.0 million to Simon-Chicago. As of March 31, 2004, the Company had contributed $32.9 million to Simon-Chicago.

Borrowings related to Chelsea Japan for which the Company and the OP have provided guarantees for repayment of debt as of March 31, 2004, are as follows (in thousands):

       Total Facility                |                      Outstanding
------------------------------------ | ------------------------------------------------------------------
                                     |                                                   Due    Interest
    Yen             US $ Equivalent  |   Yen        US $ Equivalent    US $ Guarantee    Date    Rate
  --------          ---------------  | --------     ---------------    --------------    ----    -----
 3.8 billion (1)     $36.5 million   | 3.2 billion    $30.9 million    $12.4 million     2015    2.20%
 0.6 billion (1)       5.8 million   | 0.5 billion      4.8 million      1.9 million     2012    1.50%

(1) Facilities entered into by Chelsea Japan, secured by Gotemba and Rinku and 40% severally guaranteed by the Company.

Chelsea Property Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

12. Commitments and Contingencies (continued)

In May 2002, the Company entered into a 50/50 joint venture agreement with Sordo Madaleno y Asociados and affiliates to jointly develop Premium Outlet centers in Mexico. Construction on the 230,000 square-foot first phase of Punta Norte Premium Outlets commenced in July 2003; the center is scheduled to open in late 2004. The Company is responsible for financing its share of project costs of approximately $15.0 million. As of March 31, 2004, the Company had contributed $8.9 million. In January 2004, an affiliate of the Company entered into a peso- denominated credit facility, which is guaranteed by the Company to fund its share of construction costs.

At March 31, 2004, other assets include $7.7 million and accrued expenses and other liabilities include $17.6 million related to the 2002 deferred unit incentive program, which may be paid to certain key officers in 2007.

As of March 31, 2004, the Company had provided limited debt service guarantees of approximately $16.4 million to Value Retail and affiliates, under a standby facility for loans provided to Value Retail and affiliates to construct outlet centers in Europe. The standby facility, which has a maximum limit of $22.0 million, expired in November 2001, and outstanding guarantees shall not survive more than five years after project completion.

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

13. Related Party Information

In August 1997, the Company and one of its directors entered into a Consulting Agreement pursuant to which the director agreed to perform services for the Company in connection with the development and operation of manufacturer’s outlet centers in Japan and Hawaii. The agreement provided for payments to the director of $10,000 per month and was terminated by the Company in December 1999. During the term of the agreement and for four years after the termination, the director was entitled to deferred compensation of 1% of the development costs, up to a maximum amount of $0.5 million per project, on all projects in which he was involved in Japan or Hawaii either directly or as a result of Mitsubishi and/or Nissho Iwai committing to develop such project with the Company in Japan during the previously mentioned four-year period. Fees paid under this agreement totaled $0.7 million for the three months ended March 31, 2004. These fees are included in investment in affiliates in the accompanying financial statements. The final payment under this agreement, related to the opening of Tosu Premium Outlets which was Board approved during 2003, was paid in March 2004.

In 1999, the Company established a $6.0 million secured loan facility that expires in June 2004 for the benefit of certain unitholders. Under the loan facility, each borrower issued a note that was secured by OP units, bore interest at a rate of LIBOR plus 2.0% per annum payable quarterly and was due by the facility expiration date. In April 2004, the Company received the sole remaining outstanding principal payment of $2.2 million plus interest, thereby extinguishing the entire outstanding balance of the loan facility. Effective June 2002, the Company changed its policy to eliminate new loans to directors and officers.

The Company’s wholly-owned equity investee in Japan has advanced partner loans to Chelsea Japan totaling 1.6 billion yen (approximately US $15.1 million) at March 31, 2004. The loans, which were used to fund construction costs, bear interest at yen LIBOR plus 3.00% (3.05% at March 31, 2004) and mature in 2005 (900 million yen) and in 2014 (680 million yen). The loans are included in notes receivable-related parties in the accompanying financial statements.

Chelsea Property Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

14. Segment Information

The Company is principally engaged in the development, ownership, acquisition and operation of manufacturers’ outlet centers and has determined that under SFAS No.131 "Disclosures about Segments of an Enterprise and Related Information" it has three reportable real estate segments in 2004: domestic outlets, international outlets and other retail. Prior to 2004, the Company’s segments consisted of premium domestic, other domestic and international centers. In 2004, the Company combined 12 centers containing 4.3 million square feet of GLA with the premium domestic segment to create a new segment called domestic outlets. These centers, which were included in the other domestic segment prior to 2004, contain many of the same tenants and characteristics of the Company’s Premium Outlets. The other retail segment consists of 22 centers containing 2.8 million square feet of GLA, which contributes approximately 2% of the Company’s net operating income. The 2003 segment information has been adjusted to conform to the new presentation. The Company evaluates real estate performance and allocates resources based on Net Operating Income ("NOI") defined as total revenue less operating expenses. The primary sources of revenue are generated from tenant base rents, percentage rents and reimbursement revenue. Operating expenses primarily consist of common area maintenance, real estate taxes and promotional expenses. The real estate business segments meet the quantitative threshold for determining reportable segments:

For the three months ended:
(in thousands)

                                         Domestic    International    Other
                                          Outlets      Outlets        Retail       Other       Total
                                        ------------ ------------   ----------    ----------   --------
                                                           (3)          (4)        (5)
Total revenues (1)
    March 31, 2004.....................    $88,247        $  -       $4,612          $243      $ 93,102
    March 31, 2003 (2).................     78,698           -        4,545            39        83,282

Interest income
     March 31, 2004....................        258          69            -            32           359
     March 31, 2003 ...................        259           -            -            32           291

Income (loss) from unconsolidated
investments
     March 31, 2004....................      2,205       2,837            -             -         5,042
     March 31, 2003....................          -       1,451            -          (837)          614

NOI (loss) (1)
     March 31, 2004....................     66,410       5,261        1,439        (3,234)       69,876
     March 31, 2003....................     56,907       2,414        2,369        (2,403)       59,287

Fixed asset additions (deletions)
     March 31, 2004....................      7,597           -          106          (765)        6,938
     March 31, 2003....................      8,491           -          416          (546)        8,361

Total assets
     March 31, 2004...................   1,806,899      37,399       69,497         70,598    1,984,393
     December 31, 2003................   1,816,442      29,306       67,820         56,846    1,970,414
(1)	Approximately 71% and 74% of the Company's total revenues and approximately 74% and 77% of the Company's real estate NOI were generated by the Company's Premium Outlets during the 2004 and 2003 periods, respectively.
(2)	Excludes revenue for St. Helena, Mesa and American Tin Cannery properties, which are classified as discontinued operations.
(3)	Principally comprised of the Company's interests in Japan and Mexico.
(4)	Approximately 27% and 28% of the GLA is occupied by and approximately 21% and 30% of annual base rent is derived from one tenant during the 2004 and 2003 periods, respectively.
(5)	Includes corporate overhead assets and results from Chelsea Interactive.

Chelsea Property Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

14. Segment Information (continued)

Following is a reconciliation of net operating income to net income for the three months ended March 31, 2004 and 2003, (in thousands):

                                                             2004             2003
                                                       --------------   -------------
Segment NOI.........................................        $69,876         $59,287
Interest expense - consolidated.....................        (18,650)        (16,634)
Interest expense - unconsolidated investments.......           (307)           (144)
Depreciation expense - consolidated.................        (17,816)        (17,632)
Depreciation expense - unconsolidated investments...         (1,664)           (599)
Income tax - unconsolidated investments.............           (888)           (220)
Minority interest...................................         (5,509)         (4,811)
                                                       --------------   --------------
Net income..........................................        $25,042         $19,247
                                                       ==============   ==============

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

Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2004. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since such date and current estimates of fair value may differ significantly from the amounts presented herein.

Cash equivalents, accounts receivable, accounts payable, and revolving credit facilities balances reasonably approximate their fair values due to the short maturities of these items. Mortgage debt and the unsecured notes payable have an estimated fair value based on discounted cash flow models of approximately $1.1 billion, which exceeds the book value by $85.7 million. Unsecured bank debt is carried at an amount which reasonably approximates its fair value since it is a variable rate instrument whose interest rate reprices frequently.

16. Subsequent Events

The Company sold two non-core centers in April and May 2004: Factory Stores of America in Lake George, New York and Iowa, Louisiana. Net proceeds from the sales of the two centers were $1.6 million and the combined net book value was $2.5 million. Accordingly the Company recognized a $0.9 million impairment loss for the three months ended March 31, 2004, which is included in other expense in the accompanying financial statements.

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

Purchase Price Allocation

The Company allocates the purchase price of real estate to land, building, and tenant improvements and if determined to be material, intangibles, such as the value of above, below and at market leases and origination cost associated with in-place leases. The Company depreciates the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from five to forty years. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. The values associated with in-place leases are amortized over the term of the lease. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to contractual expiration date). The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and market/economic conditions that may affect the property.

Bad Debt

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments. If the financial condition of the Company’s tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company’s allowance for doubtful accounts included in tenant accounts receivable totaled $2.2 million and $1.6 million at March 31, 2004, and December 31, 2003, respectively.

Valuation of Investments

On a periodic basis, management assesses whether there are any indicators that the value of real estate properties, including joint venture properties, may be impaired. If the carrying amount of the property is greater than the estimated expected future cash flow (undiscounted and without interest charges) of the asset, impairment has occurred. In March 2004, the Company recognized an impairment loss of $0.9 million on the anticipated disposition of two non-core assets. The loss from impairment is reflected in other expense in the accompanying financial statements for the period ended March 31, 2004.

General Overview

From April 1, 2003 to March 31, 2004, rental revenue from wholly-owned assets grew by $7.2 million or 11.3% to $70.5 million from $63.3 million. The acquisition of three centers and expansion of one wholly-owned center in 2003 also drove total revenue to $93.1 million, up 11.8% from the year earlier period. Growth was further enhanced through the joint venture development of two new Premium Outlets and expansion of one Premium Outlet center in 2003. In March 2004, Chelsea Japan Co., Ltd, a 40% joint venture interest, opened Tosu Premium Outlets, located near Fukuoka, Japan.

At March 31, 2004, the Company’s portfolio consisted of 61 wholly or partially owned properties containing 16.3 million square feet of GLA. In 2004, the Company changed its reportable segments to combine 12 centers containing 4.3 million square feet of GLA with its Premium domestic segment to create a new segment called Domestic Outlets. These centers, which were included in the Other Retail segment prior to 2004, contain many of the same tenants and characteristics of the Company’s Premium Outlets. The Company’s Domestic and International Outlets include 39 centers containing 13.5 million square feet of GLA and Other Retail includes 22 centers containing 2.8 million square feet of GLA.

Details of the 1.8 million square feet of net GLA added since April 1, 2003 are as follows:

                                                       12 months         3 months       9 months
                                                         ended            ended          ended
                                                        March 31,        March 31,     December 31,
                                                          2004            2004           2003
                                                      -------------   -----------   ---------------
Changes in GLA (sf in 000's):
New centers developed:
  Las Vegas Premium Outlets (50% owned) .............       435               -           435
  Tosu Premium Outlets (40% owned)...................       187             187             -
                                                      ----------   -------------     -------------
  Total new centers. ................................       622             187           435

Centers expanded:
  Gotemba Premium Outlets (40% owned) ...............       170               -           170
  Albertville Premium Outlets........................       125               -           125
  Other (net) .......................................       (26)              4           (30)
                                                      ----------   -------------     --------------
Total centers expanded. .............................       269               4           265

Centers acquired:
  Las Vegas Outlet Center............................       477               -           477
  The Crossings Factory Stores.......................       390               -           390
  Lakeland Factory Outlet Mall (1) ..................       319               -           319
                                                      ----------   -------------     --------------
Total centers acquired ..............................     1,186               -         1,186

Centers disposed:
  American Tin Cannery Premium Outlets(2)............      (135)              -           (135)
  St. Helena Premium Outlets.........................       (23)              -            (23)
  Other Retail(3) ...................................      (167)              -           (167)
                                                      ----------   -------------     --------------
Total centers disposed: .............................      (325)              -           (325)

Net GLA added during the period......................     1,752             191          1,561

GLA at the end of period ............................    16,318          16,318         16,127
1)	Acquired Lakeland Factory Outlet Mall in August 2003 in conjunction with the Las Vegas Outlet Center. The Lakeland property is held for sale.
2)	In January 2004, the Company terminated its long-term lease agreement, expiring December 2004.
3)	Consists of a property acquired in the September 25, 2001 Konover transaction.

Results of Operations

Comparison of the three months ended March 31, 2004 with the three months ended March 31, 2003.

Income from continuing operations before minority interest was $30.6 million, an increase of $6.8 million, or 28.6%, from $23.8 million in 2003. The increase resulted from the acquisition, development, and expansion of seven centers in 2003, and higher rents from releasing and renewals. These increases to income were offset by higher operating and maintenance, general and administrative, interest and other expenses due to the growth of the portfolio.

Base rentals improved to $65.6 million, an increase of $6.4 million, or 11.0% in 2004 from $59.2 million in 2003 primarily due to the acquisitions of three centers during 2003, higher average rents on releasing and renewals, and the expansion of a center in late 2003.

Percentage rents rose $0.7 million, or 16.6%, to $4.8 million in 2004 from $4.1 million in 2003, primarily from improved tenant sales and acquisitions during 2003.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax and promotional and management expenses, increased $2.1 million, or 11.7% to $20.7 million in 2004 from $18.6 million in 2003, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses for the Domestic Outlets was 87% in 2004 and 2003. The average recovery of reimbursable expenses for the Other Retail centers improved to 32% in 2004, compared with 30% in the previous year.

Other income increased $0.5 million or 32.7% to $1.9 million in 2004, from $1.4 million in 2003. The increase was primarily driven by improved ancillary operating income and interest income from higher rates in 2004.

Operating and maintenance expenses increased $2.6 million, or 11.5%, to $25.1 million in 2004 from $22.5 million in 2003 primarily due to costs related to increase GLA.

Depreciation and amortization expense was up $0.5 million, or 3.1%, to $17.8 million in 2004 from $17.3 million in 2003 due to increased depreciation from the acquisition of the three centers and the expansion of one Premium Outlet center.

General and administrative expense grew $1.4 million, or 63.0%, to $3.6 million in 2004 from $2.2 million in 2003, primarily due to increases in compensation, employee benefits and professional fees.

Other expenses increased $0.2 million, or 11.0%, to $2.4 million in 2004 from $2.2 million in 2003 due to increased bad debt expense and impairment losses on two non-core centers sold in April 2004, offset by the Chelsea Interactive loss in 2003.

Income from unconsolidated investments was up $3.5 million, or 247.5%, to $5.0 million in 2004 from $1.5 million in 2003 due to higher earnings and an opening leasing fee from Chelsea Japan, as well as the opening of Las Vegas Premium Outlets in August 2003, and a pad sale at Chicago Premium Outlets.

Interest expense increased $1.9 million, or 11.2%, to $18.7 million in 2004, from $16.8 million in 2003 due to higher debt that financed acquisitions and development.

Liquidity and Capital Resources

The Company believes it has adequate financial resources to fund operating expenses, distributions, and planned development, construction and acquisition activities over the short term, which is less than 12 months and the long term, which is 12 months or more. Operating cash flow for the year ended December 31, 2003 of $181.6 million is expected to increase with a full year of operations from the development, acquisition and expansion of three joint venture centers and four wholly owned centers, which contributed 2.1 million square feet of GLA during 2003 as well as scheduled openings of approximately 975,000 square feet of new joint venture GLA in 2004. The Company has adequate funding sources to complete and open all current development projects from available cash, credit facilities and secured construction financing. The Company also has access to the public markets through its remaining $1.45 billion debt and equity shelf registration.

Operating cash flow is expected to provide sufficient funds for dividends and distributions in accordance with REIT federal income tax requirements. In addition, the Company anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its centers and partially fund development projects.

Common distributions declared and recorded in 2004 were $26.4 million, or $0.60 per share or unit. The Company’s dividend payout ratio as a percentage of net income before minority interest, gain or loss on sale of assets and depreciation and amortization (reduced by amortization of deferred financing costs, depreciation of non-real estate assets and preferred dividends ("FFO")) was 65%. The Company’s senior unsecured bank line of credit ("Senior Credit Facility") limits aggregate dividends and distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

The Company’s $200 million Senior Credit Facility expires in March 2005 (unless extended until March 2006), bears interest on the outstanding balance at an annual rate equal to the London Interbank Offered Rate ("LIBOR") plus 0.95% (2.06% at March 31, 2004) or the prime rate, at the Company’s option and has an annual facility fee of 0.125%. The LIBOR rate spread ranges from 0.85% to 1.50% depending on the Company’s Senior Debt rating. At March 31, 2004, $79.0 million was outstanding under the Senior Credit Facility.

In March 2004, the Company issued $100 million 3.5% unsecured notes due March 15, 2009. The notes were priced at 99.534% of par value to yield 3.603% to investors. Proceeds were used to repay borrowings under a $100.0 million bridge loan due July 2004.

A summary of the maturity of the Company’s contractual debt obligations (at par) as of March 31, 2004, is as follows (in thousands):

                                                                                                     More
                                                   Less than        2 to 3           4 to 5           than
                                     Total          1 Year           Years            Years          5 Years
                               ------------     ---------------   ------------     ------------     ------------
Unsecured bank debt               $ 162,870       $   1,000         $105,245          $ 3,600          $53,025
Unsecured notes                     725,000               -          175,000          150,000          400,000
Mortgage debt                       312,260           7,061           16,407          162,574          126,218
                               ------------     ------------     ------------     ------------     ------------
   Total debt                     1,200,130           8,061          296,652          316,174          579,243
Ground  and operating leases         24,235           1,817            2,610            1,632           18,176
Real estate commitments              52,130          52,130                -                -                -
Deferred compensation                17,600               -           17,600                -                -
                               ============     ============     ============     ============     ============
Total Obligations                $1,294,095         $62,008         $316,862         $317,806         $597,419
                               ============     ============     ============     ============     ============

Liquidity and Capital Resources (continued)

At April 1, 2004, construction for international and domestic development included projects totaling 1.1 million square feet of GLA. Internationally, projects include the 230,000 square-foot first phase of Punta Norte Premium Outlets in Mexico City scheduled to open in late 2004 and the expansion of two centers in Japan: 51,000 square feet at Sano Premium Outlets in July and 70,000 square feet at Rinku Premium Outlets in December. In addition, the 178,000 square-foot first phase of Toki Premium Outlets, located near Nagoya, Japan, is scheduled to be completed by spring 2005. Domestically, projects underway include the single-phase 438,000 square-foot Chicago Premium Outlets, scheduled to open in June 2004. The Punta Norte project is a development of the Company’s 50% owned Mexican joint venture. The Sano, Rinku and Toki projects are developments of the Company’s 40% owned Japanese joint venture and the Chicago project is a 50/50 joint venture with Simon. Other projects in various stages of development are expected to commence construction in 2004 and open in 2005 and beyond including the 355,000 square-foot Seattle Premium Outlets, located near Seattle, Washington, which commenced construction in 2004 and is scheduled to open in spring 2005. There can be no assurance that these projects will be completed or opened, or that there will not be delays in opening or completion. All current development activity is fully financed either through project specific secured construction financing, the yen denominated line of credit, the peso denominated line of credit, available cash or through the Senior Credit Facility. The Company will seek to obtain permanent financing once the projects are completed and income has been stabilized.

In connection with the Simon joint venture, the Company has committed to provide 50% of the development costs, or approximately $45.0 million for Chicago Premium Outlets. As of March 31, 2004, the Company had contributed $32.9 million to the Chicago project.

The Company has an agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate Premium Outlet centers in Japan under the joint venture Chelsea Japan. Borrowings related to Chelsea Japan for which the Company and the OP have provided guarantees as of March 31, 2004, are as follows:

   Total Facility                       |               Outstanding
--------------------------------------  |  ----------------------------------------------------------------------
                                        |                                                      Due    Interest
   Yen                US $ Equivalent   |    Yen          US $ Equivalent    US $ Guarantee    Date    Rate
-----------           ---------------   | --------        ---------------    --------------    ----    ----
 3.8 billion (1)      $ 36.5 million    |  3.2 billion    $30.9 million      $12.4 million    2015     2.20%
 0.6 billion (1)         5.8 million    |  0.5 billion      4.8 million        1.9 million    2012     1.50%
(1)	Facilities entered into by Chelsea Japan, secured by Gotemba and Rinku and 40% severally guaranteed by the Company.

Liquidity and Capital Resources (continued)

The Company has a 50/50 joint venture agreement with Sordo Madaleno y Asociados and affiliates to jointly develop, own and operate Premium Outlet centers in Mexico. In July 2003, the first development project broke ground, the 230,000 square-foot first phase of Punta Norte Premium Outlets, located near Mexico City which is scheduled to open in late 2004. The Company is responsible for financing its 50% share of project costs of approximately $15.0 million. As of March 31, 2004, the Company had contributed $8.9 million.

In January 2004, a wholly-owned subsidiary of the Company entered into a 180 million peso dominated revolving facility (US $16.2 million as of March 31, 2004) to provide funding for projects in Mexico. The peso facility has a three- year term and the drawn funds bear interest at the Interbank Interest Equilibrium Rate ("TIIE") plus 0.825% plus the bank’s cost of funds spread limited to 20% of the TIIE, with an annual facility fee of 0.15% on the unused balance. The TIIE with rate spread ranges from 0.725% to 1.37% depending on the Company’s Senior Debt rating. This facility is guaranteed by the Company and the OP. At March 31, 2004, the outstanding balance was 52.3 million pesos (approximately US $4.8 million).

On February 17, 2004, the Company announced a joint venture between Chelsea Interactive and a publicly traded third party, GSI Commerce, Inc. ("GSI-Chelsea Solutions"). Under the terms of the agreement, Chelsea Interactive will no longer operate its e-commerce technology platform, but will retain a minority interest in GSI-Chelsea Solutions. Chelsea Interactive’s largest clients have entered into service agreements with GSI-Chelsea Solutions and will transition e-commerce activities to the GSI-Chelsea platform in the second quarter of 2004.

The Company has minority interests ranging from 3% to 8% in several outlet centers and outlet development projects in Europe operated by Value Retail. The Company’s total investment in Europe as of March 31, 2004, was $3.6 million. The Company has also provided $16.4 million in limited debt service guarantees under a standby facility for loans arranged by Value Retail to construct outlet centers in Europe. The standby facility for new guarantees, which has a maximum of $22.0 million, expired in November 2001 and outstanding guarantees shall not survive more than five years after project completion.

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

Net cash provided by operating activities was $44.1 million and $38.4 million for the three months ended March 31, 2004, and 2003, respectively. The increase was primarily due to increased operating cash flow generated from the growth of the Company’s GLA. Net cash used in investing activities increased to $22.7 million in 2004 from $20.0 million in 2003 due to increased investments in unconsolidated affiliates. Net cash used in financing activities increased to $23.6 million from $19.9 million for the three months ended March 31, 2004, and 2003, respectively. The increase was primarily the result of increased borrowings and debt repayments in 2004.

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

Funds from Operations (continued)

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

                                                                      Three Months
                                                                      Ended March 31,
                                                                 2004          2003
                                                               ----------   -----------

   Income available to common shareholders ................      $24,208       $18,413
     Depreciation and amortization-wholly-owned............       17,816        17,632
     Depreciation and amortization-joint ventures..........        1,664           599
     Amortization of deferred financing costs and
      depreciation of non-rental real estate assets........         (680)         (600)
   Minority interest.......................................        5,509         4,811
   Preferred unit distribution.............................       (1,462)       (1,462)
                                                               ------------  ------------
   FFO.....................................................      $47,055       $39,393
                                                               ============   ===========
   Average diluted shares/units outstanding ...............       53,129        50,883
   FFO per diluted share...................................        $0.89         $0.77
   Dividends declared per share............................        $0.60       $ 0.535

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No 51 (FIN 46). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, non controlling interests and results of activities of a VIE in its consolidated financial statements.

In general, VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have obligation to absorb losses or the right to receive returns generated by its operations.

FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all the VIE’s assets, liabilities and non controlling interests at a fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest. As of March 31, 2004, the Company has determined that it does not have any variable interest in any VIEs.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to changes in interest rates primarily from its floating rate debt arrangements. In December 2000, the Company implemented a policy to protect against interest rate and foreign exchange risk. The Company’s primary strategy is to protect against these risks by using derivative transactions as appropriate to minimize the variability that floating rate interest and foreign currency fluctuations could have on cash flow. In December 2000, a wholly owned subsidiary of the Company entered into an interest rate swap agreement effective January 2, 2001 with a financial institution for a notional amount of $69.3 million amortizing to $64.1 million to hedge against unfavorable fluctuations in the LIBOR rates of one of its term loans. The hedge effectively produces a fixed rate of 7.2625% on the notional amount until January 1, 2006.

At March 31, 2004, a hypothetical 100 basis point adverse move (increase) in US Treasury and LIBOR rates applied to unhedged debt would adversely affect the Company’s annual interest cost by approximately $0.8 million annually.

Following is a summary of the Company’s debt obligations at March 31, 2004 (in thousands):

                                                                      Expected Maturity Date
                        ----------------------------------------------------------------------------------------------
                          2005     2006         2007      2008        2009      Thereafter      Total     Fair Value
                        --------  -------    ---------  ---------  ----------   ------------  ----------   -----------
Fixed Rate Debt:         $49,960  $     -    $124,882   $163,938    $149,484    $555,414      $1,043,678   $1,129,371
Average Interest Rate:     8.38%        -        7.25%      6.99%       5.21%       7.05%          6.86%

Variable Rate Debt:            -   96,876       4,769          -           -      61,225 (1)    162,870       162,870
Average Interest Rate:         -     1.79%       8.08%         -           -        2.35%          2.28%

(1) Subject to an interest rate swap, which effectively produces a fixed rate of 7.2625% until January 1, 2006.

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in rule 13a-14c under the Securities Exchange Act of 1934, as amended) as of March 31, 2004 and, based on that evaluation, concluded that, as of the end of the period covered by this report, we had sufficient controls and procedures for recording, processing, summarizing and reporting information that is required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms.

During the three months ended March 31, 2004, there have not been any significant changes to our internal controls including any corrective actions with regard to significant deficiencies and material weaknesses or other factors that could significantly affect these controls.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.	Description

(a)	31.1 31.2 32.1 32.2	Section 302 Certifications Section 302 Certifications Section 906 Certifications Section 906 Certifications

CHELSEA PROPERTY GROUP, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHELSEA PROPERTY GROUP, INC. By: /s/ Michael J. Clarke Michael J. Clarke Chief Financial Officer

Date: May 6, 2004