Form 10-Q
period 2004-06-30
CHELSEA PROPERTY GROUP INC
filed 2004-07-29
CIK 911215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

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
Yes   X    No

The number of shares outstanding of the registrant’s common stock, $0.01 par value was 44,155,389 at July 26, 2004.

Chelsea Property Group, Inc.

Index

Part I. Financial Information

Item 1. Financial Statements (Unaudited)	Page

Consolidated Balance Sheets as of June 30, 2004, and December 31, 2003	2

Consolidated Statements of Income for the three and six months ended June 30, 2004, and 2003	3

Consolidated Statements of Cash Flows for the six months ended June 30, 2004, and 2003	4

Notes to Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures about Market Risk	30

Item 4. Controls and Procedures	30

Part II. Other Information

Item 1. Legal Proceedings Item 4. Submission of Matters to a Vote of Security Holders	31 31

Item 6. Exhibits	32

Signatures	33

Chelsea Property Group, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

                                                                                   June 30,         December 31,
                                                                                     2004               2003
                                                                                --------------    ----------------
Assets:                                                                           (Unaudited)
Rental properties:
     Land..................................................................      $   304,935          $   299,176
     Depreciable property..................................................        1,795,244            1,773,607
                                                                                --------------        ------------
Total rental property......................................................        2,100,179            2,072,783
Accumulated depreciation...................................................         (364,074)            (332,406)
                                                                                --------------        ------------
Rental properties, net.....................................................        1,736,105            1,740,377
Cash and cash equivalents..................................................           18,046               18,476
Restricted cash-escrows....................................................            7,089                6,456
Tenant accounts receivable (net of allowance for doubtful
  accounts of $2,746 in 2004 and $1,615 in 2003)...........................            3,430               11,631
Deferred rent receivable...................................................           27,482               25,018
Property held for sale.....................................................            3,500                3,500
Investments in unconsolidated affiliates...................................          130,058              107,068
Notes receivable-related parties...........................................           14,103                2,151
Deferred costs, net........................................................           20,104               22,989
Other assets...............................................................           36,588               32,748
                                                                                --------------        ------------
Total assets...............................................................       $1,996,505            $1,970,414
                                                                                ==============        ============
Liabilities and stockholders' equity:
Liabilities:
     Unsecured bank debt...................................................      $   161,045           $  204,035
     Unsecured notes.......................................................          721,583              621,803
     Mortgage debt.........................................................          320,323              385,634
     Construction payables.................................................            6,598                7,668
     Accounts payable and accrued expenses.................................           60,948               59,738
     Accrued dividend and distribution payable.............................           31,980                5,131
     Other liabilities.....................................................           21,158               20,871
                                                                                --------------        ------------
Total liabilities..........................................................        1,323,635            1,304,880
                                                                                --------------        ------------
Commitments and contingencies

Minority interest..........................................................          143,004              144,688

Stockholders' equity:
     8.375% series A cumulative redeemable preferred stock, $0.01 par value, authorized 5,000 shares, issued and outstanding 797 in 2004 and in 2003 (aggregate liquidation preference of
       $39,847 in 2004 and in 2003)........................................                8                    8
     Common stock, $0.01 par value, authorized 100,000 shares,
        issued and outstanding 44,153 in 2004 and 43,592 in 2003...........              442                  435
     Paid-in-capital.......................................................          639,146              630,255
     Distributions in excess of net income ................................         (107,572)            (106,403)
     Accumulated other comprehensive loss..................................           (2,158)              (3,449)
                                                                                --------------        ------------
Total stockholders' equity.................................................          529,866              520,846
                                                                                --------------        ------------
Total liabilities and stockholders' equity.................................       $1,996,505           $1,970,414
                                                                                ==============        ============

The accompanying notes are an integral part of the financial statements.

Chelsea Property Group, Inc.
Consolidated Statements of Income
Three and Six Months Ended June 30, 2004 and 2003
(Unaudited)
(In thousands, except per share data)

                                                                      Three Months                     Six Months
                                                                       Ended June 30                  Ended June 30
                                                                     2004            2003           2004          2003
                                                                 -------------   ------------   ------------  --------------
     Revenues:
        Base rent.............................................      $66,892      $   59,461        $132,536     $118,620
        Percentage rent.......................................        5,708           4,915          10,514        9,036
        Expense reimbursements................................       21,741          20,434          42,470       38,987
        Other income..........................................        2,420           1,799           4,343        3,248
                                                                --------------  ------------     -----------  --------------
     Total revenues...........................................       96,761          86,609         189,863      169,891
                                                                --------------  ------------     -----------  --------------
     Expenses:
        Operating and maintenance.............................       25,738          24,097          50,839       46,618
        Depreciation and amortization.........................       17,938          17,124          35,754       34,407
        General and administrative............................        4,131           2,468           7,721        4,670
        Other.................................................          647           2,444           3,083        4,639
                                                                --------------  ------------     -----------  --------------
     Total expenses...........................................       48,454          46,133          97,397       90,334
                                                                --------------  ------------     -----------  --------------
 Income before unconsolidated investments, interest expense,
    minority interest and discontinued operations.............       48,307          40,476          92,466       79,557
 Income from unconsolidated investments.......................        5,305           2,495          10,347        3,946
 Interest expense.............................................      (19,287)        (16,694)        (37,937)     (33,469)
                                                                --------------  ------------     -----------  --------------
 Income from continuing operations before minority interest...       34,325          26,277          64,876       50,034
 Minority interest attributed to continuing operations........       (5,955)         (5,069)        (11,464)      (9,834)
                                                                --------------  ------------     -----------  --------------
 Income from continuing operations............................       28,370          21,208          53,412       40,200
 Income from discontinued operations, net of minority interest            -             323              -            578

 Gain on sale of discontinued operations,
    net of minority interest..................................            -           4,008              -          4,008
                                                                --------------  ------------     -----------  --------------
 Net income...................................................       28,370          25,539          53,412        44,786
 Preferred dividend...........................................         (834)           (834)         (1,668)       (1,668)
                                                                --------------  ------------     -----------  --------------
 Net income available to common shareholders..................    $ 27,536       $   24,705     $    51,744     $  43,118
                                                                ==============  ============    ============  =============
 Basic (per common share):
 Income from continuing operations............................    $0.62               $0.48           $1.18         $0.92
 Income from discontinued operations..........................        -                0.01               -          0.01
 Gain on sale of discontinued operations......................        -                0.10               -          0.10
                                                                --------------  ------------     -----------  --------------
 Net income per common share..................................    $0.62               $0.59           $1.18         $1.03
                                                                ==============  ============     ===========  ==============
 Weighted average common shares outstanding...................    44,143             42,041          43,944        41,801
                                                                ==============  ============     ===========  ==============
 Diluted (per common share):
 Income from continuing operations............................    $0.60               $0.46           $1.13         $0.88
 Income from discontinued operations..........................        -                0.01               -          0.02
 Gain on sale of discontinued operations......................        -                0.09               -          0.09
                                                                --------------  ------------     -----------  --------------
 Net income per common share .................................    $0.60               $0.56           $1.13         $0.99
                                                                ==============  ============     ===========  ==============
 Weighted average common shares outstanding...................   45,932              43,997          45,873        43,655
                                                                ==============  ============     ===========  ==============

The accompanying notes are an integral part of the financial statements.

Chelsea Property Group, Inc.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2004 and 2003
(Unaudited)
(In thousands)

                                                                              2004            2003
                                                                         ---------------   --------------
  Cash flows from operating activities
Net income...........................................................     $  53,412           $44,786
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization...................................        35,754            34,901
     Equity in earnings of unconsolidated investments
           in excess of distributions received.......................        (4,695)           (1,240)
     Loss on interest rate swap......................................             -               514
     Gain on sale of discontinued operations.........................             -            (4,008)
     Minority interest in net income.................................        11,464             9,938
     Additions to deferred lease costs...............................          (954)             (439)
     Other operating activities......................................        (1,081)             (116)
     Changes in assets and liabilities:
     Straight-line rent..............................................        (3,065)           (3,597)
     Due to (from) affiliates........................................         5,111              (340)
     Other assets....................................................         1,730             8,135
     Accounts payable and other liabilities..........................         5,708               134
                                                                         --------------     -------------
Net cash provided by operating activities............................       103,384            88,668
                                                                         --------------     -------------

Cash flows from investing activities
Additions to rental properties.......................................       (27,856)          (65,381)
Net proceeds from sale of center.....................................         1,543             7,198
Additions to investments in unconsolidated affiliates................       (21,370)          (22,451)
Payments from related parties........................................         3,192                18
Additions to deferred development costs..............................           (79)             (321)
                                                                         --------------     -------------
Net cash used in investing activities................................       (44,570)          (80,937)
                                                                         --------------     -------------
Cash flows from financing activities
Debt proceeds........................................................       141,284                 -
Debt repayments......................................................      (167,173)          (27,107)
Net proceeds from sale of common stock...............................         7,205            53,461
Distributions........................................................       (39,317)          (34,632)
Additions to deferred financing costs................................        (1,243)             (698)
                                                                         --------------     -------------
Net cash used in financing activities................................       (59,244)           (8,976)
                                                                         --------------     -------------
Net decrease in cash and cash equivalents............................          (430)           (1,245)
Cash and cash equivalents, beginning of period.......................        18,476            22,551
                                                                         --------------     -------------
Cash and cash equivalents, end of period.............................    $   18,046           $21,306
                                                                         ==============     =============
Supplemental information:

  Non-cash financing activities:
  Assumption of mortgage debt                                                     -           $64,164
                                                                        ==============      =============

The accompanying notes are an integral part of the financial statements.

Chelsea Property Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation

Organization

Chelsea Property Group, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT"). The Company is the managing general partner of CPG Partners, L.P. (the "Operating Partnership" or "OP"), an operating partnership that specializes in owning, developing, leasing, marketing and managing upscale and fashion-oriented manufacturers’ outlet centers. As of June 30, 2004, the Company wholly or partially owned 60 centers in 31 states and Japan containing approximately 16.6 million square feet of gross leasable area ("GLA"); the Company’s portfolio comprised 40 Domestic and International Outlet centers containing 13.9 million square feet of GLA (the "Outlets") and 20 other centers containing approximately 2.7 million square feet of GLA ("Other Retail") (collectively the "Properties"). The Company’s Outlets generated approximately 97% and 96% of the Company’s real estate net operating income for the six months ended June 30, 2004, and 2003, respectively. The Outlets generally are located near metropolitan areas including New York City, Los Angeles, Chicago, Boston, Washington, D.C., San Francisco, Sacramento, Atlanta, Dallas, and Tokyo, Osaka and Fukuoka, Japan. Some Outlets are also located within 20 miles of major tourist destinations including Palm Springs, Napa Valley, Orlando, Las Vegas and Honolulu.

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

Common ownership of the OP as of June 30, 2004, was approximately as follows:

Company Unitholders	Number of units 44,153,000 7,203,000	% of total units 86.0% 14.0%
________________	________________
Total	51,356,000	100.0%

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Certain amounts in the prior year financial statements have been reclassified to conform to current year presentation.

2. Stock Option Plans

The Company elected Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related Interpretations in accounting for its employee stock options. Under APB No. 25’s intrinsic value method, compensation expense, if any, is measured based on the award’s intrinsic value, the excess of the market price of the underlying stock over the exercise price on the measurement date (which usually is the date of grant). Through June 30, 2004, the intrinsic value of all employee stock options issued on the date of the grant was zero, resulting in no compensation expense.

Chelsea Property Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

2. Stock Option Plans (continued)

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for each year:

                                                                                 2004                        2003
                                                                   ----------------------------------      ---------
                                                                    February        March         June        March
     Price of stock on date of grant......................            $56.13        $59.95       $56.45      $ 36.20
     Exercise price of option.............................            $56.13        $59.95       $56.45      $ 36.20
     Risk-free interest rate .............................              3.9%          3.9%         4.6%         4.0%
     Expected volatility factor ..........................             0.148         0.148        0.219        0.166
     Expected dividend yield..............................              4.3%          4.0%         4.3%         6.0%
     Expected option life.................................           4 years       4 years      4 years      4 years
     Number of shares.....................................            50,000       120,000       75,000       45,000
     Expiration date......................................              2014          2014         2014         2013

The results in a fair value estimate will be higher when one or more of the following variables increase: the price of the stock, the expected volatility, the expected life of the option and/or the risk-free interest rate. Conversely, an increase in the exercise price of the option and/or the expected dividend yield of stock lowers the fair value of the underlying stock. See December 31, 2003 Form 10-K note 2 for disclosure related to all options outstanding as of December 31, 2003.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the three and six months ended June 30 is as follows (in thousands except for earnings per share data):

                                                                 Three Months Ended         Six Months Ended
                                                                      June 30,                  June 30,
                                                                   2004      2003           2004         2003
                                                             ----------  ------------    -----------  ----------
       Net income to common shareholders;
          as reported....................................      $27,536      $24,705      $51,744      $43,118

       Add: Stock based employee expense
         included in reported net income.................            -            -            -            -

       Deduct: Total stock-based employee
          compensation expense determined
           under fair value based method for
           all  awards, net of minority interest.........         (340)        (366)        (631)        (733)
                                                             ----------    ----------   ---------    -------------
       Pro forma net income..............................      $27,196      $24,339      $51,113      $42,385
                                                             ==========    ==========   =========    =============
       Earnings per share:
            Basic - as reported..........................        $0.62        $0.59        $1.18        $1.03
            Basic - pro forma............................        $0.62        $0.58        $1.16        $1.01

            Diluted - as reported........................        $0.60        $0.56        $1.13        $0.99
            Diluted - pro forma..........................        $0.59        $0.55        $1.11        $0.97

Chelsea Property Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

3. Mergers, Acquisitions and Dispositions

Mergers

On June 21, 2004, Simon Property Group, Inc. and the Company announced a merger agreement whereby Simon will acquire all of the outstanding common stock and operating partnership units of the Company in a transaction valued at approximately $3.5 billion in cash and stock. Subject to obtaining applicable consents, Simon will assume the Company’s existing debt and preferred stock, totaling approximately $1.3 billion at June 30, 2004 and the Operating Partnership will redeem the outstanding Series B Cumulative Redeemable Preferred Units. The merger, subject to regulatory and shareholder approval, is anticipated to close during the fourth quarter of 2004.

According to the terms of the merger agreement, Simon will pay consideration of $66.00 per share for all of the Company’s outstanding common shares and units. The consideration to the Company’s common shareholders includes a payment of $36.00 per share in cash, $15.00 of Simon common stock based on a fixed conversion ratio of 0.2936 per Company common share and $15.00 of a new series of Simon convertible preferred stock. The new series of convertible preferred shares yield 6%, have a liquidation preference of $50.00 per share, and are convertible to Simon common stock at the option of the holder, upon the achievement of certain price targets for the Simon common stock.

OP common unitholders will receive consideration equally split between Simon common units and convertible preferred units with substantially the same economic terms as the Simon convertible preferred stock except that the holder will have the option to convert the preferred units into common units and/or convertible preferred stock. CPG Partners, L.P., will become a wholly owned subsidiary of Simon Property Group, L.P.

In conjunction with the merger, a class-action suit has been filed against the Company and its board of directors. The Company believes that all allegations contained in the complaint are without merit and intends to vigorously defend the action.

Acquisitions

In May 2004, the Company exercised its option to purchase a 290,000 square-foot shopping center located in Carlsbad, California. The Company expects to complete the acquisition in the third quarter of 2004 for a purchase price which may be less than, but should not exceed, $104 million.

Dispositions

The Company sold two non-core centers in April and May 2004: Factory Stores of America in Lake George, New York and Iowa, Louisiana. Net proceeds from the sales of the two centers were $1.6 million and the combined net book value was $2.5 million. Accordingly, the Company recognized a $0.9 million impairment loss in the first quarter 2004, which was included in other expense in the accompanying financial statements.

Chelsea Property Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

4. Investments in Affiliates

The Company holds interests in several domestic and international joint ventures. Non-controlling investments are accounted for under the equity method. Equity in earnings or losses of these affiliates, and related management, advisory, license, leasing and guarantee fees earned, are included in income from unconsolidated investments in the accompanying financial statements.

As of June 30, 2004, the Company’s interests in joint ventures included a 50% interest in Las Vegas Premium Outlets ("Simon-Las Vegas") and a 50% interest in Chicago Premium Outlets ("Simon-Chicago") with Simon Property Group, Inc. (collectively "Simon-Ventures"); a 40% interest in Chelsea Japan Co., Ltd. ("Chelsea Japan"); a 50% interest in a strategic alliance with Sordo Madaleno y Asociados and affiliates ("Chelsea Mexico"); minority interests in various outlet centers and development projects in Europe operated by Value Retail PLC ("Value Retail"); and 100% of the non-voting preferred stock of Chelsea Interactive and 50% of the non-voting common stock, representing 40% of the total common stock, of Chelsea Interactive.

In March 2004, Chelsea Japan opened its fourth project, the 187,000 square-foot first phase of Tosu Premium Outlets located approximately 20 miles south of Fukuoka, Japan. Chelsea Japan owns and operates three other centers: Gotemba Premium Outlets, a 390,000 square-foot property located 60 miles west of Tokyo; Rinku Premium Outlets, a 250,000 square-foot property located near Osaka, scheduled to expand by an additional 70,000 square feet in late 2004; and Sano Premium Outlets, a 229,000 square-foot property including a 51,000 square foot expansion that opened in July 2004. Sano is located 40 miles north of Tokyo.

In August 2002, the Company and Simon entered into a 50/50 joint venture to develop and operate Chicago Premium Outlets, a 438,000 square-foot single-phase Premium Outlet center located in Aurora, Illinois, near Chicago, which opened in May 2004. The Company is responsible for financing its 50% share of the development costs, which are expected to be approximately $45.0 million. Approximately $39.6 million had been contributed as of June 30, 2004.

In June 2002, the Company and Simon entered into a 50/50 joint venture to develop and operate Las Vegas Premium Outlets, a 435,000 square-foot single-phase outlet center located in Las Vegas, Nevada, which opened on August 1, 2003.

In May 2002, the Company entered into a 50/50 joint venture agreement with Sordo Madaleno y Asociados and affiliates to jointly develop Premium Outlet centers in Mexico. Construction on the 230,000 square-foot first phase of Punta Norte Premium Outlets commenced in July 2003; the center is scheduled to open in late 2004. The Company is responsible for financing its 50% share of project costs of approximately $15.0 million. As of June 30, 2004, the Company had contributed $12.2 million. In January 2004, an affiliate of the Company entered into a 180.0 million peso-denominated credit facility to fund its share of construction costs for the Punta Norte Premium Outlets. The credit facility is guaranteed by the Company.

The Company has minority interests ranging from 3% to 8% in several outlet centers and outlet development projects in Europe. The Company’s total investment in Europe as of June 30, 2004 was $3.6 million.

On February 17, 2004, the Company announced a joint venture between Chelsea Interactive and a publicly traded third party, GSI Commerce, Inc. Under the terms of the agreement, Chelsea Interactive will no longer operate its e-commerce technology platform, but will retain a minority interest in GSI-Chelsea Solutions. Chelsea Interactive’s largest clients have entered into service agreements with GSI-Chelsea Solutions and transitioned e-commerce activities to the GSI-Chelsea platform in May 2004. A gain of approximately $1.0 million was recognized from the wind-down of operations of Chelsea Interactive during the three months ended June 30, 2004 and is included in other expense in the accompanying financial statements.

Chelsea Property Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

4. Investments in Affiliates (continued)

The following is a summary of investments in and amounts due from affiliates at June 30, 2004 (in thousands):

                                                   Chelsea      Simon         Chelsea
                                                     Japan     Ventures        Mexico      Other         Total
                                               -----------   -----------    -----------   --------     ---------
Balance December 31, 2003..............            $19,461      $77,739      $  6,212      $3,656      $107,068

   Additional investment...............              2,854       13,715         9,065           -        25,634

   Income from unconsolidated
    investments........................              5,926        4,354             -           -        10,280

   Distributions and fees..............             (3,979)      (5,153)            -           -        (9,132)

   Foreign exchange....................               (189)           -          (352)          -          (541)

   Advances (net) .....................             (4,162)         935             -         (24)       (3,251)
                                               -----------    -----------    ---------     -------    ----------
Balance June 30, 2004..................            $19,911      $91,590       $14,925      $3,632      $130,058
                                               ===========    ===========    =========     =======    ===========

Chelsea Property Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

4. Investments in Affiliates (continued)

The Company’s share of income (loss) before depreciation, depreciation expense, and income (loss) from unconsolidated investments for the three and six months ended June 30, 2004 and 2003, is as follows (in thousands):

                                                      Three Months Ended June 30,
                        ------------------------------------------------------------------------------------------------
                                              2004                                              2003
                        --------------------------------------------------   -------------------------------------------
                                                             Income                                         Income
                                Income                       from              Income                     (loss) from
                                before                    unconsolidated      (loss) before               unconsolidated
                                depr.        Depr.         investments           depr.          Depr.       investments
                              -----------   --------    ----------------    ------------   ----------    ----------------
   Chelsea Japan......         $4,387       $1,231         $3,156              $3,189         $694          $2,495

   S/C Las Vegas......          2,147          501          1,646                   -            -               -

   S/C Chicago........            650          147            503                   -            -               -
                              -----------   --------    ----------------      ------------   ----------  -------------

   Total..............         $7,184        $1,879        $5,305              $3,189         $694          $2,495
                              ===========   ========    ================      ============   ==========    ============
   Chelsea
   Interactive(1).....           $953        $  -          $  953              $ (905)        $  -         $ (905)
                              ===========   ========    ================      ============  ==========     ============

                                                            Six Months Ended June 30,
                        ------------------------------------------------------------------------------------------------
                                              2004                                              2003
                        --------------------------------------------------   -------------------------------------------
                                                             Income                                         Income
                                Income                       from              Income                     (loss) from
                                before                    unconsolidated      (loss) before               unconsolidated
                                depr.        Depr.         investments           depr.        Depr.       investments
                              -----------   --------    ----------------    ------------   ----------    ----------------
   Chelsea Japan......         $8,453       $2,460         $5,993             $ 5,239       $1,293         $3,946

   S/C Las Vegas......          4,182          936          3,246                   -            -              -

   S/C Chicago.........         1,255          147          1,108                   -            -              -
                             -----------   --------    ----------------     ------------  ----------    -------------

   Total..................    $13,890       $3,543        $10,347              $5,239       $1,293         $3,946
                              ===========   ========    ================      ===========  ==========   =============

   Chelsea
   Interactive (1)......      $  953        $    -        $  953               $(1,742)     $   -         $(1,742)
                              ===========   ========    ================      ============  ==========  =============

(1) included in other expenses on the accompanying consolidated statement of income

Chelsea Property Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

4. Investments in Affiliates (continued)

Condensed financial information as of June 30, 2004 and December 31, 2003, and for the three and six months ended June 30, 2004 and 2003 for Chelsea Japan and Simon-Ventures is as follows (in thousands):

Property, plant and equipment (net)
     June 30, 2004............................................           $324,902
     December 31, 2003........................................            288,780

Total assets
     June 30, 2004............................................            421,153
     December 31, 2003........................................            380,426

Long term debt(1)
     June 30, 2004............................................            141,796
     December 31, 2003........................................            129,731

Total liabilities
     June 30, 2004............................................            232,289
     December 31, 2003........................................            220,238

Net income (loss)
  Three months ended:
        June 30, 2004.........................................              7,330
        June 30, 2003 ........................................              2,448

 Six months ended:
        June 30, 2004 ........................................             13,709
        June 30, 2003 ........................................              3,100

Company's share of net income (loss)
  Three months ended:
        June 30, 2004 ........................................              3,290
        June 30, 2003.........................................                979

  Six months ended:
        June 30, 2004.........................................              6,233
        June 30, 2003.........................................              1,240

  Fee income
  Three months ended:
        June 30, 2004.........................................              2,015
        June 30, 2003.........................................              1,516

  Six months ended:
        June 30, 2004.........................................              4,114
        June 30, 2003.........................................              2,706

(1) Long-term debt consists of borrowings related to Chelsea Japan.

Chelsea Property Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

5. Debt

Unsecured Bank Debt

A summary of the terms of the unsecured bank debt outstanding at June 30, 2004 and December 31, 2003, and the related effective interest rate, is as follows (in thousands):

                                                                           Effective                     Effective
                                                              June 30,      interest     December 31,     interest
                                                                  2004          rate             2003         rate
                                                         --------------   ------------   ------------   -----------
Senior credit facility due March 2005 (1) ..........           $75,000       2.06%         $99,000        2.09%
Term loan due March 2005 (2) .......................             5,035       2.06%           5,035        2.09%
Bridge loan facility due July 2004 (3) .............                 -           -         100,000        1.96%
Term loan due April 2010 (4) .......................            60,975       7.26%               -            -
Yen credit facility due April 2005 (5) .............            11,897       1.31%               -            -
Peso credit facility due January 2007 (6) ..........             8,138       8.42%               -            -
                                                         --------------                 ----------
                                                              $161,045                    $204,035
                                                         ==============                 ==========
1)	The Company maintains a $200 million senior unsecured bank line of credit (the "Senior Credit Facility") that expires on March 31, 2005, and is extendible at the Company's option until March 31, 2006. The Senior Credit Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 0.95% or the prime rate, at the Company's option. The LIBOR rate spread ranges from 0.85% to 1.50% depending on the Company's Senior Debt rating. The Company received a debt rating upgrade in July 2003, resulting in a reduction of the LIBOR rate spread to 0.95% from 1.05%.

2)	The term loan carries the same interest rate and maturity as the Senior Credit Facility.

3)	In March 2004, the Company repaid the $100 million bridge loan due July 31, 2004 with proceeds received from the issuance of $100 million of unsecured term notes due March 15, 2009. The Bridge Loan facility bore interest on the outstanding balance, payable monthly, at LIBOR plus 0.80%.

4)	In February 2004, the Company amended its mortgage loan due April 2010 to unencumber four properties and reduce the interest rate to LIBOR plus 1.25% from LIBOR plus 1.50% (2.36% at June 30, 2004). The original terms calling for quarterly principal amortization of $0.25 million through April 2005 and $0.45 million per quarter thereafter until maturity remained unchanged. The Company maintains an interest rate swap that effectively fixes the interest rate on the mortgage debt on the term loan at 7.26% until January 2006. During the six months ended June 30, 2004 and 2003, the Company recognized interest expense of $1.5 million on the hedge that is included in interest expense in the accompanying financial statements.

5)	The Company's wholly-owned equity investee in Chelsea Japan Co. Ltd., has a 4.0 billion yen line of credit (approximately US $36.8 million) to provide funding for projects being developed in Japan. The yen line of credit bears interest at yen LIBOR plus 1.25% and matures April 1, 2005. This facility is guaranteed by the Company and the OP. At June 30, 2004, 1.3 billion yen (approximately US $11.9 million) was outstanding under the loan.

6)	In January 2004, a wholly-owned subsidiary of the Company entered into a 180 million peso-denominated revolving facility (US $15.7 million as of June 30, 2004) to provide funding for projects in Mexico. The peso facility has a three- year term and drawn funds bear interest at the Interbank Interest Equilibrium Rate ("TIIE") plus 0.825% plus the bank's cost of funds spread limited to 20% of the TIIE, with an annual facility fee on the unused balance of 0.15%. The TIIE rate spread ranges from 0.725% to 1.37% depending on the Company's Senior Debt rating. This facility is guaranteed by the Company and the OP. At June 30, 2004, the outstanding balance was 93.5 million pesos (approximately US $8.1 million).

Chelsea Property Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

5. Debt (continued)

Unsecured Notes

A summary of the terms of the unsecured notes outstanding at June 30, 2004 and December 31, 2003 is as follows (in thousands):

                                                                         June 30,       December  31,        Effective
                                                                             2004                2003         Yield (1)
                                                                   ---------------   -----------------   --------------
8.375%  Notes due August 2005....................................       $  49,967            $ 49,952          8.44%
7.250%  Notes due October 2007...................................         124,890             124,874          7.39%
3.500%  Notes due March 2009(2)..................................          99,561                   -          3.60%
8.625%  Notes due August 2009....................................          49,948              49,943          8.76%
8.250%  Notes due February 2011..................................         149,037             148,963          8.40%
6.875%  Notes due June 2012......................................          99,887              99,878          6.90%
6.000%  Notes due January 2013...................................         148,293             148,193          6.18%
                                                                   ---------------   -----------------
                                                                        $ 721,583            $621,803
                                                                   ===============   =================
(1)	Including discounts on the notes.

(2)	In March 2004, the Company completed a debt offering consisting of $100 million, 3.5% unsecured term notes due March 15, 2009, priced to yield 3.603% to investors. Proceeds were used to repay virtually all of the $100 million bridge loan facility due July 2004.

Chelsea Property Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

5. Debt (continued)

Mortgage Debt

A summary of the terms of the mortgage debt outstanding at June 30, 2004 and December 31, 2003, and the related interest rate and Net Book Value ("NBV") of the associated collateral as of June 30, 2004, is as follows (in thousands):

                                               June 30,      December  31,         Effective
                                                   2004               2003     Interest Rate        NBV
                                             -----------     --------------    -------------      -----------
 Due July 2008 (1) .............               $163,167          $164,727          7.26%           $249,690
 Due April  2010 (2) ...........                      -            61,475          7.26%                 -
 Due December 2012 (3) .........                 24,420            25,477          6.29%            100,551
 Due December 2012 (4) .........                 69,927            70,460          7.67%             74,067
 Due March 2013 (5) ............                 62,809            63,495          5.10%            112,277
                                            ------------       -----------                      -----------
                                               $320,323          $385,634                          $536,585
                                            ============       ===========                      ===========
1)	The F/C mortgage loan was consolidated as part of the August 20, 2002 buyout of Fortress' 51% interest in the F/C Acquisition joint venture. The mortgage bears interest at 6.99% per annum through July 11, 2008, (the "Optional Prepayment Date") and thereafter at a rate equal to the greater of 8.4% plus 5.0% or the Treasury Rate, as defined, plus 6.5% until the earlier of the date the mortgage is paid in full or its maturity date of July 11, 2028. The stated rate was less than that available to the Company in the public debt markets. Accordingly, the Company recorded a $1.2 million debt discount that is amortized over the period of the loan, which increases the effective interest rate to 7.26%. The mortgage may be prepaid in whole or in part at any time after the Optional Prepayment Date without a prepayment penalty. The mortgage calls for a $1.2 million fixed monthly interest plus principal payment based on a 26-year amortization schedule. During the six months ended June 30, 2004, the Company recognized $72,000 in debt discount amortization that is included in interest expense in the accompanying financial statements.

2)	In February 2004, the Company amended the mortgage loan to unencumber the properties (see unsecured bank debt).

3)	The mortgage loan due December 2012 was assumed as part of an August 2003 acquisition. The stated interest rate of 8.12% was greater than that available to the Company for comparable debt. Consequently, the Company recognized a $1.9 million debt premium that is amortized over the period of the loan, which reduces the effective interest rate to 6.29%. The mortgage loan calls for a $0.3 million fixed monthly debt service payment on a 17-year amortization schedule. During the six months ended June 30, 2004, the Company recognized approximately $144,000 in debt premium amortization that is included in interest expense in the accompanying financial statements.

4)	The mortgage loan was assumed as part of a September 2001 acquisition. The stated interest rate of 9.1% was greater than that available to the Company in the public debt markets. Accordingly, the Company recorded a $6.9 million debt premium that will be amortized over the period of the loan, which reduces the effective interest rate to 7.67%. The loan calls for fixed monthly debt service payments of $0.5 million for interest plus principal based on a 26-year amortization schedule. The mortgage loan matures in March 2028 but can be prepaid beginning December 2012. During the six months ended June 30, 2004 and 2003, the Company recognized $245,000 and $229,000 respectively, in debt premium amortization that is included in interest expense in the accompanying financial statements.

5)	The mortgage loan due March 2013 was assumed as part of a June 2003 acquisition. The stated interest rate of 5.85% was greater than that available to the Company for comparable debt. Accordingly, the Company recorded a $3.4 million debt premium that is amortized over the period of the loan, which reduces the effective interest rate to 5.10%. The loan calls for a $0.4 million fixed monthly debt service payment on a 25-year amortization schedule. During the six months ended June 30, 2004, the Company recognized approximately $146,000 in debt premium amortization that is included in interest expense in the accompanying financial statements.

Chelsea Property Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

6. Financial Instruments: Derivatives and Hedging

The Company uses interest rate and foreign currency forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying hedged transaction affects net income, expires or is otherwise terminated or assigned.

At June 30, 2004, the Company’s interest rate swap was reported at its fair value and classified as an other liability. At June 30, 2004, there were $2.8 million in deferred losses, recorded in accumulated other comprehensive loss and minority interest.

Hedge Type Swap, Cash Flow	Notional Value $66.0 million	Rate 5.7625%	Maturity 1/1/2006	Fair Value ($3.0 million)

The notional value and fair value of the above hedge provides an indication of the extent of the Company’s involvement in financial derivative instruments at June 30, 2004, but does not represent exposure to credit, interest rate, foreign exchange or market risk.

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

8. Preferred Units

In September 1999, the OP completed a private sale of $65 million of Series B Cumulative Redeemable Preferred Units ("Preferred Units") to an institutional investor. The private placement took the form of 1.3 million Preferred Units at a stated value of $50 each. The Preferred Units may be called at par at the OP’s option, on or after September 2004, have no stated maturity or mandatory redemption and pay a cumulative quarterly dividend at an annualized rate of 9.0%. The Preferred Units are exchangeable into Series B Cumulative Redeemable Preferred Stock of the Company after ten years. Activity related to the Preferred Units is included in minority interest.

Chelsea Property Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

9. Stockholders’ Equity

Following is a statement of stockholders' equity at June 30, 2004, (in thousands):

                                             Preferred    Common                 Distributions   Accumulated
                                              stock at    stock at    Paid-in     in excess      other comp.
                                             par value    par value    capital   of net income   (loss) income     Total
                                          -------------- ----------- ---------  --------------  ---------------  ---------
Balance December 31, 2003................      $ 8        $435       $630,255      $(106,403)     $  (3,449)      $520,846
Net income...............................        -           -              -         53,412              -         53,412
Other comprehensive loss
  Foreign currency translation...........        -           -              -              -           (169)          (169)
  Interest rate swap.....................        -           -              -              -          1,460          1,460
                                                                                                                  ---------
Total comprehensive income...............        -           -                             -              -         54,703

Preferred dividend.......................        -           -              -         (1,668)             -         (1,668)
Cash distributions declared
  ($1.20 common share)...................        -           -              -        (52,913)             -        (52,913)
Exercise of stock options................        -           5          7,010              -              -          7,015
Shares issued in exchange for
  units of the OP........................        -           2          1,692              -              -          1,694
Shares issued through Employee
  Stock Purchase Plan (net of costs).....        -           -            189              -              -            189
                                          -----------  ---------    ----------   -------------   -----------   ------------
Balance June 30, 2004 ...................      $ 8        $442       $639,146      $(107,572)     $  (2,158)      $529,866
                                          ==========   ========== ============   =============   ===========   =============

10. Dividends

On June 10, 2004, the Board of Directors of the Company declared a $0.60 per share dividend to shareholders of record on June 30, 2004. The dividend totaling $26.5 million was paid on July 12, 2004. The OP simultaneously paid a $0.60 per unit cash distribution, totaling $4.3 million to its minority unitholders.

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

Chelsea Property Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

12. Net Income Per Common Share

Basic earnings per common share were computed using the weighted average number of shares outstanding. Diluted earnings per common share were computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock of 1.8 million and 2.0 million shares for the three months ended June 30, 2004 and 2003, respectively; and 1.9 million shares for the six months ended June 30, 2004 and 2003.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share amounts):

                                                                           Three Months                   Six Months
                                                                          Ended June 30,                 Ended June 30,
Numerator                                                                2004       2003             2004            2003
                                                                     ---------   -----------     ----------- -- ------------
Numerator for basic and diluted earnings per share - net income
   available to common shareholders..............................      $27,536      $24,705         $51,744         $43,118

Denominator
Denominator for basic earnings per share-
   weighted average shares.......................................      44,143       42,041          43,944          41,801

Effect of diluted securities
  Stock options..................................................       1,789        1,956           1,929           1,854

Denominator for diluted earnings per share-
  adjusted weighted average shares assumed conversions...........      45,932       43,997          45,873          43,655

  Per share amounts:
  Net income - basic.............................................       $0.62        $0.59           $1.18           $1.03
  Net income - diluted...........................................       $0.60        $0.56           $1.13           $0.99
  Distribution declared..........................................       $0.60       $0.535           $1.20           $1.07

13. Commitments and Contingencies

Pursuant to the Simon/Chelsea merger agreement, the Operating Partnership is committed to redeem its outstanding Series B Cumulative Redeemable Preferred Units for $65 million.

In May 2004, the Company exercised its option to purchase a 290,000 square foot shopping center located in Carlsbad, California. The Company expects to complete the acquisition in the third quarter of 2004, for a purchase price which may be less than, but should not exceed, $104 million.

In connection with the Simon-Ventures, the Company has committed to provide 50% of the development costs or approximately $45.0 million to Simon-Chicago. As of June 30, 2004, the Company had contributed $39.6 million for the project.

Borrowings related to Chelsea Japan for which the Company and the OP have provided guarantees for repayment of debt as of June 30, 2004, are as follows:

      Total Facility                 |                      Outstanding
------------------------------------ |------------------------------------------------- ------- ----------
                                     |                                                  Due     Interest
  Yen             US $ Equivalent    |  Yen        US $ Equivalent    US $ Guarantee    Date        Rate
  ----            ---------------    |  ---        ---------------    --------------    ----     ---------
 3.8 billion (1)   $34.9 million     |3.1 billion  $28.3 million       $11.3 million    2015       2.20%
 0.6 billion (1)    5.5 million      |0.5 billion    4.3 million         1.7 million    2012       1.50%

(1) Facilities entered into by Chelsea Japan, secured by Gotemba and Rinku and 40% severally guaranteed by the Company.

Chelsea Property Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

13. Commitments and Contingencies (continued)

In May 2002, the Company entered into a 50/50 joint venture agreement with Sordo Madaleno y Asociados and affiliates to jointly develop Premium Outlet centers in Mexico. Construction on the 230,000 square-foot first phase of Punta Norte Premium Outlets commenced in July 2003; the center is scheduled to open in late 2004. The Company is responsible for financing its share of project costs or approximately $15.0 million. As of June 30, 2004, the Company had contributed $12.2 million. In January 2004, a wholly-owned affiliate of the Company entered into a peso-denominated credit facility which is guaranteed by the Company, to fund its share of construction costs.

At June 30, 2004, other assets include $11.4 million and accrued expenses and other liabilities include $24.0 million related to the 2002 deferred unit incentive program, which may be paid to certain key officers in 2007.

As of June 30, 2004, the Company had provided limited debt service guarantees of approximately $14.5 million to Value Retail and affiliates, under a standby facility for loans provided to Value Retail and affiliates to construct outlet centers in Europe. The standby facility, which has a maximum limit of $22.0 million, expired in November 2001, and outstanding guarantees shall not survive more than five years after project completion.

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

14. Related Party Information

In August 1997, the Company and one of its directors entered into a Consulting Agreement pursuant to which the director agreed to perform services for the Company in connection with the development and operation of manufacturer’s outlet centers in Japan and Hawaii. The agreement provided for payments to the director of $10,000 per month and was terminated by the Company in December 1999. During the term of the agreement and for four years after the termination, the director was entitled to deferred compensation of 1% of the development costs, up to a maximum amount of $0.5 million per project, on all projects in which he was involved in Japan or Hawaii either directly or as a result of Mitsubishi and/or Nissho Iwai committing to develop such project with the Company in Japan during the previously mentioned four-year period. Fees paid under this agreement totaled $0.7 million for the first quarter 2004. These fees are included in investment in affiliates in the accompanying financial statements. The final payment under this agreement, related to the opening of Tosu Premium Outlets which was Board-approved during 2003, was paid in March 2004.

In 1999, the Company established a $6.0 million secured loan facility that expired in June 2004 for the benefit of certain unitholders. Under the loan facility, each borrower issued a note that was secured by OP units, bore interest at a rate of LIBOR plus 2.0% per annum payable quarterly and was due by the facility expiration date. In April 2004, the Company received the sole remaining outstanding principal payment of $2.2 million plus interest, thereby extinguishing the entire outstanding balance of the loan facility. Effective June 2002, the Company changed its policy to eliminate new loans to directors and officers.

The Company’s wholly-owned equity investee in Japan, Chelsea International Operating Corp., has advanced partner loans to Chelsea Japan totaling 1.5 billion yen (approximately US $14.1 million) at June 30, 2004. The loans, which were used to fund construction costs, bear interest at yen LIBOR plus 3.00% (3.05% at June 30, 2004) and mature in 2005 (854 million yen) and in 2014 (680 million yen). The loans are included in notes receivable-related parties in the accompanying financial statements.

Chelsea Property Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

15. Segment Information

The Company is principally engaged in the development, ownership, acquisition and operation of manufacturers’ outlet centers and has determined that under SFAS No.131 "Disclosures about Segments of an Enterprise and Related Information" it has three reportable real estate segments in 2004: domestic outlets, international outlets and other retail. Prior to 2004, the Company’s segments consisted of premium domestic, other domestic and international centers. In 2004, the Company combined 12 centers containing 4.3 million square feet of GLA with the premium domestic segment to create a new segment called domestic outlets. These centers, which were included in the other domestic segment prior to 2004, contain many of the same tenants and characteristics of the Company’s Premium Outlets. The other retail segment consists of 20 centers containing 2.7 million square feet of GLA, which contributes approximately 3% of the Company’s real estate net operating income. The 2003 segment information has been adjusted to conform to the new presentation. The Company evaluates real estate performance and allocates resources based on Net Operating Income ("NOI") defined as total revenue less operating expenses. The primary sources of revenue are generated from tenant base rents, percentage rents and reimbursement revenue. Operating expenses primarily consist of common area maintenance, real estate taxes and promotional expenses.

Chelsea Property Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

15. Segment Information (continued)

The real estate business segments meet the quantitative threshold for determining reportable segments:

 For the three months ended:                  Domestic    International      Other
(in thousands)                                 Outlets       Outlets         Retail          Other          Total
                                            ----------------------------- -------------- ------------  --------------
                                                                (3)            (4)          (5)
Total revenues (1)
Three months ended:
    June 30, 2004......................         $91,939             $-         $4,583          $239        $96,761
    June 30, 2003 (2)..................          82,467              -          4,647          (505)        86,609
Six months ended:
    June 30, 2004......................         180,186              -          9,195           482        189,863
    June 30, 2003 (2)..................         160,372              -          9,286           233        169,891

Interest income
Three months ended:
     June 30, 2004.....................             238             99             14            38            389
     June 30, 2003 ....................             252              -             10            61            323
Six months ended:
     June 30, 2004.....................             496            168             14            70            748
     June 30, 2003 ....................             507              -             14            93            614

Income (loss) from unconsolidated
investments
Three months ended:
     June 30, 2004.....................           2,149          3,156              -           953          6,258
     June 30, 2003.....................               -          2,495              -          (905)         1,590
Six months ended:
     June 30, 2004.....................           4,354          5,993              -            953        11,300
     June 30, 2003.....................               -          3,946              -        (1,742)         2,204

NOI (loss) (1)
Three months ended:
     June 30, 2004.....................          69,621          5,822          2,462        (3,041)        74,864
     June 30, 2003.....................          58,514          4,102          2,545        (3,074)        62,087
Six months ended:
     June 30, 2004.....................         136,055          9,536          3,901        (4,752)       144,740
     June 30, 2003.....................         115,421          6,516          4,965        (5,528)       121,374

Fixed asset additions (deletions)
Six months ended:
     June 30, 2004.....................          27,366              -        (2,396)          1,820        26,790
     June 30, 2003.....................          67,567              -            568            661        68,796

Total assets
    June 30, 2004......................       1,804,883         31,626         67,512         92,484     1,996,505
    December 31, 2003..................       1,816,442         29,306         67,820         56,846     1,970,414
(1)	Approximately 72.3% and 78.2% of the Company's total revenues and approximately 76.3% and 80.3% of the Company's real estate NOI were generated by the Company's Premium Outlets during the three months ending June 30, 2004 and 2003, respectively. Approximately 72.5% and 78.1% of the Company's total revenues and approximately 76.9% and 80.5% of the Company's real estate NOI were generated by the Company's Premium Outlets during the six months ending June 30, 2004 and 2003, respectively.

(2)	Excludes revenue for St. Helena, Mesa and American Tin Cannery properties, which are classified as discontinued operations.

(3)	Principally comprised of the Company's interests in Japan and Mexico.

(4)	Approximately 34.0% and 28.8% of the GLA is occupied by and approximately 23.6% and 18.3% of annual base rent is derived from one tenant during the 2004 and 2003 periods, respectively.
(5)	Includes corporate overhead assets and results from Chelsea Interactive.

Chelsea Property Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

15. Segment Information (continued)

Following is a reconciliation of net operating income to net income for the three and six months ended June 30, 2004 and 2003, (in thousands):

                                                                      Three Months Ended             Six Months Ended
                                                                            June 30,                     June 30,
                                                                       2004      2003              2004        2003
                                                                ---------------------------    --------------------------
Segment NOI..................................................      $74,864     $62,087           $144,740     $121,374
Interest expense - consolidated..............................      (19,287)    (16,553)           (37,937)     (33,187)
Interest expense - unconsolidated investments................         (351)       (189)              (658)        (333)
Depreciation expense - consolidated..........................      (17,938)    (17,269)           (35,754)     (34,901)
Depreciation expense - unconsolidated investments............       (1,879)       (694)            (3,543)      (1,293)
Income tax - unconsolidated investments......................       (1,084)       (724)            (1,972)        (944)
Gain on sale of discontinued operations......................            -       4,008                  -        4,008
Minority interest............................................       (5,955)     (5,127)           (11,464)      (9,938)
                                                                ------------  -------------    ------------   -----------
Net income...................................................      $28,370     $25,539            $53,412     $ 44,786
                                                                ============  =============    ============   ===========

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

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2004. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since such date and current estimates of fair value may differ significantly from the amounts presented herein.

Cash equivalents, accounts receivable, accounts payable, and revolving credit facilities balances reasonably approximate their fair values due to the short maturities of these items. Mortgage debt and the unsecured notes payable have an estimated fair value based on discounted cash flow models of approximately $1.1 billion, which exceeds the book value by $62.6 million. Unsecured bank debt is carried at an amount which reasonably approximates its fair value since it is a variable rate instrument whose interest rate reprices frequently.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in connection with the accompanying unaudited consolidated financial statements and notes thereto. These financial statements include all adjustments, which in the opinion of management are necessary to reflect a fair statement of results for all interim periods presented, and all such adjustments are of a normal recurring nature.

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

Bad Debt

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments. If the financial condition of the Company’s tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company’s allowance for doubtful accounts included in tenant accounts receivable totaled $2.7 million and $1.6 million at June 30, 2004, and December 31, 2003, respectively.

Valuation of Investments

On a periodic basis, management assesses whether there are any indicators that the value of real estate properties, including joint venture properties, may be impaired. If the carrying amount of the property is greater than the estimated expected future cash flow (undiscounted and without interest charges) of the asset, impairment has occurred. In March 2004, the Company recognized an impairment loss of $0.9 million on the anticipated disposition of two non-core assets. The loss from impairment is reflected in other expense in the accompanying financial statements for the period ended June 30, 2004.

General Overview

From July 1, 2003 to June 30, 2004, rental revenue increased $15.4 million or 12.1% from wholly-owned properties to $143.1 million. Second quarter rental revenue grew $8.2 million or 12.8% to $72.6 million compared to the prior year. Since July 1, 2003, the Company acquired two centers and expanded one wholly-owned center, which increased total revenue to $96.8 million, up 11.7% from second quarter 2003. Total revenue for the first six months in 2004 was $189.9 million, representing an increase of 11.8% from the year-earlier period. Sustainable growth was supplemented through the joint venture development of two new Premium Outlets in 2004 and the expansion of one Premium Outlet center in 2003.

Income from unconsolidated investments for the three and six months ending June 30, 2004, contributed approximately 11% to NOI compared with 7% and 5%, respectively in 2003. Chelsea Japan opened its fourth project, Tosu Premium Outlets in March 2004 and expanded Gotemba Premium Outlets in July 2003, both 40% owned. Las Vegas Premium Outlets and Chicago Premium Outlets, both 50% owned, opened in August 2003 and May 2004, respectively.

At June 30, 2004, the Company’s portfolio consisted of 60 wholly or partially owned properties containing 16.6 million square feet of GLA. In 2004, the Company changed its reportable segments. As of June 30, 2004, the Company’s Outlets include 40 centers containing 13.9 million square feet of GLA and Other Retail includes 20 centers containing 2.7 million square feet of GLA.

Details of the 1.7 million square feet of net GLA added since July 1, 2003 are as follows:

                                                             12 months        6 months             6 months
                                                                 ended           ended                ended
                                                         June 30, 2004   June 30, 2004      December 31,2003
                                                         --------------  ----------------   -------------------
Changes in GLA (sf in 000's):
New centers developed:
  Chicago Premium Outlets (50% owned)................         438               438                      -
  Las Vegas Premium Outlets (50% owned) .............         435                 -                    435
  Tosu Premium Outlets (40% owned)...................         187               187                      -
                                                          ----------        -----------           -----------
  Total new centers..................................       1,060               625                    435

Centers expanded:
  Gotemba Premium Outlets (40% owned) ...............         170                 -                    170
  Albertville Premium Outlets........................         125                 -                    125
  Other (net) .......................................          (8)                -
                                                            ----------      -----------           ------------
Total centers expanded. .............................         287                 -                    287

Centers acquired:
  Las Vegas Outlet Center............................         477                 -                    477
  Lakeland Factory Outlet Mall (1) ..................         319                 -                    319
                                                            ----------      -----------           ------------
Total centers acquired ..............................         796                 -                    796

Centers disposed:
  American Tin Cannery Premium Outlets (2)...........        (135)                -                   (135)
  Other Retail(3) ...................................        (319)             (152)                  (167)
                                                            ----------      -----------           ------------
Total centers disposed: .............................        (454)             (152)                  (302)

Net GLA added during the period......................       1,689               473                  1,216

GLA at the end of period ............................      16,600            16,600                 16,127
1)	Acquired Lakeland Factory Outlet Mall in August 2003 in conjunction with the Las Vegas Outlet Center. The Lakeland property is held for sale.

2)	In January 2004, the Company terminated its long-term lease agreement, expiring December 2004.

3)	Consists of properties sold at Factory Stores of America: Iowa, Louisiana; Lake George, New York; and Mesa, Arizona.

Results of Operations

Comparison of the three months ended June 30, 2004 with the three months ended June 30, 2003.

Income from continuing operations before minority interest was $34.3 million, an increase of $8.0 million, or 30.6% from $26.3 million in 2003. The increase was primarily the result of the acquisition, development and expansion of six centers in 2003 and development of two centers in 2004, higher rents from releasing and renewals and contribution to earnings from Chelsea Interactive, partially offset by increases in general and administrative, interest and other expenses.

Base rentals improved to $66.9 million, an increase of $7.4 million or 12.5% from $59.5 million in 2003, primarily due to the acquisition of three centers in 2003, higher average rents on releasing and renewals and the expansion of one wholly-owned center in late 2003.

Percentage rents rose $0.8 million or 16.1% to $5.7 million in 2004, from $4.9 million in the previous year, primarily from greater tenant sales and acquisitions during 2003.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $1.3 million, or 6.4%, to $21.7 million from $20.4 million in 2003, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses for the Domestic Outlets was 89.3% in 2004 compared with 89.2% in the earlier period.

Other income increased $0.6 million or 34.5% to $2.4 million from $1.8 million in 2003, primarily due to improved ancillary operating income and interest income from higher rates in 2004, partially offset by a $0.3 million gain on an outparcel sale in 2003.

Operating and maintenance expenses increased $1.6 million or 6.8% to $25.7 million from $24.1 million in 2003. The increase was primarily due to costs related to increased GLA.

Depreciation and amortization expense was up $0.8 million or 4.8% to $17.9 million from $17.1 million in 2003 due to increased depreciation from the acquisition of three centers and the expansion of one wholly-owned center in 2003.

General and administrative expense grew $1.6 million or 67.4% to $4.1 million from $2.5 million in 2003, primarily due to increases in compensation, corporate governance, professional and legal fees.

Other expenses decreased $1.8 million or 73.5% to $0.6 million in 2004 from $2.4 million in the previous year. The decrease in expenses was primarily from Chelsea Interactive’s contribution to earnings of $1.0 million in 2004 compared with a $0.9 million loss in 2003.

Income from unconsolidated investments was up $2.8 million, or 112.6%, to $5.3 million from $2.5 million in 2003, due to higher earnings from Chelsea Japan resulting from the opening of one center in 2003, and the opening of Las Vegas Premium Outlets in 2003 as well as the opening of Chicago Premium Outlets in May 2004.

Interest expense increased $2.6 million or 15.5% to $19.3 million from $16.7 million in 2003, due to higher debt that financed acquisitions and development.

Results of Operations (continued)

Comparison of the six months ended June 30, 2004 with the six months ended June 30, 2003.

Income from continuing operations before minority interest was $64.9 million, representing an increase of $14.9 million, or 29.7% from $50.0 million in 2003. The increase was primarily the result of the acquisition, development and expansion of six centers in 2003 and development of two centers in 2004, higher rents from releasing and renewals and contribution to earnings from Chelsea Interactive, partially offset by increases in general and administrative, interest and other expenses due to the growth of the portfolio.

Base rentals were $132.5 million, an increase of $13.9 million, or 11.7% from $118.6 million in 2003, primarily due to the acquisition of three centers in 2003, higher average rents on releasing and renewals and the expansion of one wholly-owned center in late 2003.

Percentage rents rose $1.5 million or 16.4% to $10.5 million in 2004, from $9.0 million in the previous year, primarily from improved tenant sales and acquisitions during 2003.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $3.5 million, or 8.9%, to $42.5 million from $39.0 million in 2003, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses for the Domestic Outlets was 88.3% in 2004 compared with 88.2% in the earlier period.

Other income increased $1.1 million or 33.7% to $4.3 million from $3.2 million in 2003, primarily due to an increase in ancillary operating income and interest income from higher rates in 2004, partially offset by a gain on an outparcel sale in 2003.

Operating and maintenance expenses increased $4.2 million, or 9.1%, to $50.8 million from $46.6 million in 2003. The increase was primarily due to costs related to increased GLA.

Depreciation and amortization expense was up $1.4 million or 3.9% to $35.8 million from $34.4 million in 2003 due to increased depreciation from the acquisition of three centers and the expansion of one center in late 2003.

General and administrative expense grew $3.0 million or 65.3% to $7.7 million from $4.7 million in 2003, primarily due to increases in compensation, employee benefits and corporate governance, professional and legal fees.

Other expenses decreased $1.5 million or 33.6% to $3.1 million in 2004 from $4.6 million in the previous year. The decrease in expenses was primarily from Chelsea Interactive’s contribution to earnings of $1.0 million in 2004 compared with a $1.7 million loss in 2003, partially offset by the impairment loss on two non-core centers sold in 2004.

Income from unconsolidated investments was up $6.4 million, or 162.2%, to $10.3 million from $3.9 million in 2003, chiefly due to higher earnings from Chelsea Japan, resulting from the opening of two new centers and the expansion of one center and the opening of Las Vegas Premium Outlets in 2003 and Chicago Premium Outlets in May 2004. Chicago Premium Outlets also had an out parcel sale in the first quarter of 2004.

Interest expense increased $4.4 million or 13.3% to $37.9 million from $33.5 million in 2003, due to higher debt that financed acquisitions and development.

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

Common distributions declared and recorded in 2004 were $61.6 million, or $1.20 per share or unit. The Company’s dividend payout ratio as a percentage of net income before minority interest, gain or loss on sale of assets and depreciation and amortization (reduced by amortization of deferred financing costs, depreciation of non-real estate assets and preferred dividends ("FFO")) was 63%. The Company’s senior unsecured bank line of credit ("Senior Credit Facility") limits aggregate dividends and distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

The Company’s $200 million Senior Credit Facility expires in March 2005 (unless extended until March 2006), bears interest on the outstanding balance at an annual rate equal to the London Interbank Offered Rate ("LIBOR") plus 0.95% (2.06% at June 30, 2004) or the prime rate, at the Company’s option and has an annual facility fee of 0.125%. The LIBOR rate spread ranges from 0.85% to 1.50% depending on the Company’s Senior Debt rating. At June 30, 2004, $75.0 million was outstanding under the Senior Credit Facility.

In March 2004, the Company issued $100 million 3.5% unsecured notes due March 15, 2009. The notes were priced at 99.534% of par value to yield 3.603% to investors. Proceeds were used to repay borrowings under a $100 million bridge loan due July 2004.

A summary of the maturity of the Company’s contractual debt obligations (at par) as of June 30, 2004, is as follows (in thousands):

                                                    Less than             2 to 3            4 to 5         More than
                                        Total            1 Year            Years             Years         5 Years
                                  ------------     ------------      ------------     -------------      -----------
Unsecured bank debt                  $ 161,045         $81,235           $23,636           $ 3,600          $52,574
Unsecured notes                        725,000               -            50,000           225,000          450,000
Mortgage debt                          310,586           7,041            15,728           161,897          125,920
                                  ------------     ------------      ------------     -------------      -----------
   Total debt                        1,196,631          88,276            89,364           390,497          628,494
Ground  and operating leases            23,326           1,777             2,147             1,603           17,799
Real estate commitments                166,168         166,168                 -                 -                -
Deferred compensation                   24,000               -            24,000                 -                -
                                  ------------     ------------      ------------     -------------      -----------
Total obligations                   $1,410,125        $256,221          $115,511          $392,100         $646,293
                                  ============     ============      ============     =============      ===========

Liquidity and Capital Resources (continued)

At June 30, 2004, construction for international and domestic development included projects totaling 0.9 million square feet of GLA. Internationally, projects include the 230,000 square-foot first phase of Punta Norte Premium Outlets in Mexico City scheduled to open in late 2004 and the expansion of two centers in Japan: 51,000 square feet at Sano Premium Outlets in July 2004 and 70,000 square feet at Rinku Premium Outlets in December 2004. In addition, the 178,000 square-foot first phase of Toki Premium Outlets, located near Nagoya, Japan, is scheduled to be completed by spring 2005. The Punta Norte project is a development of the Company’s 50% owned Mexican joint venture. The Sano, Rinku and Toki projects are developments of the Company’s 40% owned Japanese joint venture. Domestically, the 380,000 square-foot Seattle Premium Outlets, located near Seattle, Washington, commenced construction in 2004 and is scheduled to open in spring 2005. Other projects in various stages of development are expected to commence construction in 2005 and open in 2006 and beyond. There can be no assurance that these projects will be completed or opened, or that there will not be delays in opening or completion. All current development activity is fully financed either through project specific secured construction financing, the yen denominated line of credit, the peso denominated line of credit, available cash or through the Senior Credit Facility. The Company will seek to obtain permanent financing once the projects are completed and income has been stabilized.

Pursuant to the Simon/Chelsea merger agreement, the Operating Partnership is committed to redeem its Series B Cumulative Redeemable Preferred Units for approximately $65 million.

In May 2004, the Company exercised its option to purchase a 290,000 square foot shopping center located in Carlsbad, California. The Company expects to complete the acquisition in the third quarter of 2004, for a purchase price which may be less than, but should not exceed, $104 million.

In connection with the Simon joint venture, the Company has committed to provide 50% of the development costs, or approximately $45.0 million for Chicago Premium Outlets. As of June 30, 2004, the Company had contributed $39.6 million to the Chicago project.

The Company has an agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate Premium Outlet centers in Japan under the joint venture Chelsea Japan. Borrowings related to Chelsea Japan for which the Company and the OP have provided guarantees as of June 30, 2004, are as follows:

      Total Facility                 |                      Outstanding
------------------------------------ |------------------------------------------------- ------- ----------
                                     |                                                  Due     Interest
  Yen             US $ Equivalent    |  Yen        US $ Equivalent    US $ Guarantee    Date        Rate
  ----            ---------------    |  ---        ---------------    --------------    ----     ---------
 3.8 billion (1)   $34.9 million     |3.1 billion  $28.3 million       $11.3 million    2015       2.20%
 0.6 billion (1)    5.5 million      |0.5 billion    4.3 million         1.7 million    2012       1.50%
(1)	Facilities entered into by Chelsea Japan, secured by Gotemba and Rinku and 40% severally guaranteed by the Company.

The Company has a 50/50 joint venture agreement with Sordo Madaleno y Asociados and affiliates to jointly develop, own and operate Premium Outlet centers in Mexico. In July 2003, the first development project broke ground, the 230,000 square-foot first phase of Punta Norte Premium Outlets, located near Mexico City which is scheduled to open in late 2004. The Company is responsible for financing its 50% share of project costs or approximately $15.0 million. As of June 30, 2004, the Company had contributed $12.2 million.

In January 2004, a wholly-owned subsidiary of the Company entered into a 180 million peso dominated revolving facility (US $15.7 million as of June 30, 2004) to provide funding for projects in Mexico. The peso facility has a three- year term and the drawn funds bear interest at the Interbank Interest Equilibrium Rate ("TIIE") plus 0.825% plus the bank’s cost of funds spread limited to 20% of the TIIE, with an annual facility fee of 0.15% on the unused balance. The TIIE with rate spread ranges from 0.725% to 1.37% depending on the Company’s Senior Debt rating. This facility is guaranteed by the Company and the OP. At June 30, 2004, the outstanding balance was 93.5 million pesos (approximately US $8.1 million).

Liquidity and Capital Resources (continued)

On February 17, 2004, the Company announced a joint venture between Chelsea Interactive and a publicly traded third party, GSI Commerce, Inc. ("GSI-Chelsea Solutions"). Under the terms of the agreement, Chelsea Interactive will no longer operate its e-commerce technology platform, but will retain a minority interest in GSI-Chelsea Solutions. Chelsea Interactive’s largest clients have entered into service agreements with GSI-Chelsea Solutions and transitioned the e-commerce activities to the GSI-Chelsea platform in the second quarter of 2004.

The Company has minority interests ranging from 3% to 8% in several outlet centers and outlet development projects in Europe operated by Value Retail. The Company’s total investment in Europe as of June 30, 2004, was $3.6 million. The Company has also provided $14.5 million in limited debt service guarantees under a standby facility for loans arranged by Value Retail to construct outlet centers in Europe. The standby facility for new guarantees, which has a maximum of $22.0 million, expired in November 2001 and outstanding guarantees shall not survive more than five years after project completion.

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

Net cash provided by operating activities was $103.4 million and $88.7 million for the six months ended June 30, 2004, and 2003, respectively. The increase was primarily due to increased operating cash flow generated from the growth of the Company’s GLA. Net cash used in investing activities decreased to $44.6 million in 2004 from $80.9 million in 2003 due to the acquisition activity in 2003, partially offset by an increase in proceeds from the sale of a center. Net cash used in financing activities increased to $59.2 million from $9.0 million for the six months ended June 30, 2004, and 2003, respectively. The increase was primarily the result of increased borrowings and debt repayments in 2004.

Funds from Operations

Management believes that funds from operations ("FFO") should be considered in conjunction with net income, as presented in the statements of operations included elsewhere herein, to facilitate a clearer understanding of the operating results of the Company. The White Paper on Funds from Operations approved by the Board of Governors of NAREIT in October 1999 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Management considers FFO to be a key measure of its operating performance that is not specifically defined by accounting principles generally accepted in the United States ("GAAP"). The Company believes that FFO is helpful to investors because it is a widely recognized measure of the performance of equity REITs and provides a relevant basis for comparison among REITs. Management of the Company also uses FFO internally to measure the operating performance of the Company’s portfolio.

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

Funds from Operations (continued)

                                                                                    Three Months Ended
                                                                                         June 30,

                                                                           2004                       2003
  (In thousands, except per share data):                              $         Per share           $       Per share
                                                               ---------------------------    ------------------------
  Net income..............................................        $28,370                      $25,539
  Plus: Limited partners' interest in the Operating
           Partnership, net of preferred distribution.....          4,493                        3,665
                                                               -----------                    -----------
                                                                   32,863         $0.62         29,204        $0.57
    Preferred dividend....................................           (834)        (0.02)          (834)       (0.02)
    Depreciation and amortization-wholly-owned............         17,938          0.34         17,269         0.34
    Depreciation and amortization-joint ventures..........          1,879          0.03            694         0.01
    Amortization of deferred financing costs and
      depreciation of non-rental real estate assets.......           (685)        (0.01)          (583)       (0.01)
  Net gain on sale of assets..............................              -             -         (4,008)       (0.08)
                                                               -----------      ----------    -----------   ----------
  FFO available to common shareholders/unitholders........        $51,161          $0.96         $41,742      $0.81
                                                               ===========      ==========    ===========   ==========

  Average diluted shares/units outstanding :
  Weighted average common shares  outstanding - basic.....        44,143                         42,041
  Effect of dilutive securities - stock options...........         1,789                          1,956
                                                               -----------                    -----------
  Weighted average common shares
     outstanding - diluted................................        45,932                         43,997
  Weighted average limited partners
     units outstanding....................................         7,203                          7,442
                                                               -----------                    -----------
  Average diluted shares/units outstanding................        53,135                         51,439
                                                               ===========                    ===========

                                                                                       Six Months Ended
                                                                                           June 30,

                                                                               2004                   2003
  (In thousands, except per share data):                             $             Per share        $          Per share
                                                                   ---------------------------    ------------------------
  Net income..............................................           $53,412                        $44,786
   Plus: Limited partners' interest in the Operating
                        Partnership, net of preferred                  8,540                          7,014
       distribution.......................................         ------------                   -----------

                                                                      61,952         $1.17            51,800       $1.01
    Preferred dividend....................................            (1,668)        (0.03)           (1,668)      (0.03)
    Depreciation and amortization-wholly-owned............            35,754          0.67            34,901        0.68
    Depreciation and amortization-joint ventures..........             3,543          0.07             1,293        0.03
     Amortization of deferred financing costs and
        depreciation of non-rental real estate assets.....            (1,365)        (0.03)           (1,183)      (0.02)
    Net gain on sale of assets............................                 -             -            (4,008)      (0.08)
                                                                   ------------  -------------    -----------  -----------
 FFO available to common shareholders/unitholders.........           $98,216         $1.85           $81,135       $1.59
                                                                   ============  =============    ===========  ===========

  Average diluted shares/units outstanding :
 Weighted average common shares  outstanding - basic......            43,945                         41,801
  Effect of dilutive securities - stock options...........             1,928                          1,854
                                                                   ------------                   -----------
  Weighted average common shares
    outstanding - diluted.................................            45,873                         43,655
  Weighted average limited partners units
    outstanding...........................................             7,258                          7,501
                                                                   ------------                   -----------
  Average diluted shares/units outstanding................            53,131                         51,156
                                                                   ============                   ===========

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

At June 30, 2004, a hypothetical 100 basis point adverse move (increase) in US Treasury and LIBOR rates applied to unhedged debt would adversely affect the Company’s annual interest cost by approximately $1.0 million annually.

Following is a summary of the Company’s debt obligations at June 30, 2004 (in thousands):

                                                               Expected Maturity Date
                        -----------------------------------------------------------------------------------------------------------

                             2005        2006         2007         2008          2009      Thereafter          Total   Fair Value
                        ---------    --------    ---------    ---------    ----------   ------------    -----------    -----------
Fixed Rate Debt:          $49,967           -     $124,890     $163,166      $149,509       $554,373      $1,041,905   $1,104,531
Average Interest Rate:      8.38%           -        7.25%        6.99%         5.21%          7.05%          6.86%

Variable Rate Debt:        91,932           -        8,138           -             -       60,975(1)         161,045      161,045
Average Interest Rate:      1.79%           -        8.42%           -             -           2.36%           2.44%

(1)   Subject to an interest rate swap, which effectively produces a fixed rate of 7.2625% until January 1, 2006.

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in rule 13a-14c under the Securities Exchange Act of 1934, as amended) as of June 30, 2004 and, based on that evaluation, concluded that, as of the end of the period covered by this report, we had sufficient controls and procedures for recording, processing, summarizing and reporting information that is required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms.

During the six months ended June 30, 2004, there have not been any significant changes to our internal controls including any corrective actions with regard to significant deficiencies and material weaknesses or other factors that could significantly affect these controls.

Part II. Other Information

Item 1. Legal Proceedings

On June 24, 2004, a lawsuit was filed in the Court of Chancery in Essex County, New Jersey seeking to enjoin the merger. The complaint, which was brought by a purported stockholder of the Company, names the Company and each of the members of its board of directors as defendants.

The complaint alleges that the defendants have violated fiduciary duties of care, loyalty, candor and independence owed to the public stockholders of the Company. The plaintiff seeks, among other things, class action certification, a declaration that the merger agreement is unenforceable, a preliminary and permanent injunction against the defendants from proceeding with or closing the merger unless and until the Company implements a procedure that is free from conflicts of interest and an award of attorneys’ fees and costs of suit.

The Company believes that all allegations contained in the complaint are without merit and intends to vigorously defend the action.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held an annual meeting of stockholders on June 6, 2004, at which the following matters were voted upon:

1.	To elect one nominee to serve as director.

2.	To amend the Articles of Incorporation to increase the authorized shares of common stock of the Company from 100,000,000 to 250,000,000 shares of common stock.

3.	To amend the Articles of Incorporation to declassify the Board of Directors.

4.	To approve an amendment to the 2000 Stock Option Plan to increase the number of shares of common stock that may be issued thereunder from 2.8 million shares to 4.8 million shares.

5.	To ratify the appointment of Ernst & Young as independent auditors for the fiscal year ending December 31, 2004.

The results of the meeting were as follows:

Proposal 1:
----------
To elect one nominee to serve as director.

                                     Number or Shares/Votes
                                     ----------------------

                                     For                  Withheld
                                     ---                  --------
Brendan T. Byrne......               38,015,834      2,565,290

Proposal 2:
----------
To amend the Articles of Incorporation to increase the common stock of the Company.

For:                  34,220,209
Against:               6,291,962
Abstain:                  68,953

Proposal 3:
-----------
To amend the Articles of Incorporation to declassify Board of Directors.

For:                  39,682,626
Against:                 795,257
Abstain:                 103,241

Proposal 4:
-----------
To approve an amendment to the 2000 Stock Option Plan.

For:                  18,040,857
Against:              17,021,012
Abstain:                 143,036
Broker Non-Votes:      5,376,219

Proposal 5:
-----------
To ratify the appointment of Ernst & Young as independent auditors for the fiscal year ending December 31, 2004.

For:                  39,566,702
Against:                 957,731
Abstain:                  56,691

Messrs. David Bloom, William Bloom, Robert Frommer, Barry Ginsburg, Philip Kaltenbacher and Reuben Leibowitz continued as directors after the meeting

Part II. Other Information (continued)

Item 6. Exhibits and Reports on Form 8-K

           Exhibit No.                     Description

(a)        31.1                     Section 302 Certifications
           31.2                     Section 302 Certifications

           32.1                     Section 906 Certifications
           32.2                     Section 906 Certifications

(b)    Current Report on Form 8K reporting under Items 5 and 7 on an event that occurred June 20, 2004.

CHELSEA PROPERTY GROUP, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHELSEA PROPERTY GROUP, INC. By: /s/ Michael J. Clarke Michael J. Clarke Chief Financial Officer

Date: July 29, 2004